Form 10-K
period 1993-12-31
WITCO CORP
filed 1994-03-22
CIK 107889

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993           COMMISSION FILE NO. 1-4654

                            ------------------------

                               WITCO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------


                        DELAWARE                                                 13-1870000
            (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER IDENTIFICATION NO.)
             INCORPORATION OR ORGANIZATION)
                  520 MADISON AVENUE,                                            10022-4236
                   NEW YORK, NEW YORK                                            (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 605-3800

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE
                          TITLE OF EACH CLASS                               ON WHICH REGISTERED
- -----------------------------------------------------------------------   ------------------------
Common Stock -- $5 Par Value                                              New York Stock Exchange
5 1/2% Convertible Subordinated Debentures due 2012                       New York Stock Exchange
7.45% Debentures due 1997                                                 New York Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of February 28, 1994, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on February 28, 1994 on the New York Stock Exchange for the Registrant's Common Stock, was $1.7 billion.

     There were 50,519,019 shares of the Registrant's Common Stock outstanding at February 28, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for its April 27, 1994 Annual Meeting of Shareholders are incorporated by reference into Part III.

________________________________________________________________________________

                                     PART I

ITEM 1 -- BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     The Company is a global manufacturer and marketer of specialty chemical and petroleum products for use in a wide variety of industrial and consumer applications. Most of the Company's products are sold to industrial customers for use as additives and intermediates which impart particular characteristics to such customers' end products. The Company provides manufacturing flexibility and a high degree of technical service to create value-added chemical and petroleum products that meet customers' specialized needs. Established in 1920, Witco has ranked among the Fortune 500 largest U.S. industrial firms for many years, ranking 242 for 1992. At December 31, 1993, the Company had 8,161 employees worldwide.

     The  Company's  operations  are  divided  among  three  business  segments:
Chemical, Petroleum and Diversified Products. Principal products of the Chemical segment include surface active agents, resins, oleochemicals, and polymer additives. Surface active agents (also known as surfactants) are used as emulsifiers in agricultural and food products, and are ingredients in personal care, laundry, and cleaning products; resins are used as adhesion promoters in shoes, coatings, flooring, and construction materials; oleochemicals are used in the production of personal care products, rubber, plastics, paper, and textiles; and polymer additives are used in the production and processing of vinyl, polyethylene, and other polymers. Principal products of the Petroleum segment include white oils, and petrolatums used in cosmetics, pharmaceuticals, and plastics; petroleum sulfonates used as additives in lubricating oils, greases and metalwork fluids; Lubrimatic brand and private label lubricating greases and equipment; asphalt, napthenic oils and road restorative products; and Kendall and Amalie brand motor oils and lubricants. The Diversified Products segment manufactures battery containers and other molded plastics products, as well as carbon black and metal finishing and metalworking products.

     In 1992 the Company completed the acquisition of the Industrial Chemicals and Natural Substances divisions of Schering AG Berlin (the 'Schering Acquisition') for approximately $440 million. As a result of the acquisition, the Company's international presence expanded with the addition of a large chemical manufacturing base in Germany and operations in Spain, the United Kingdom, France, Italy, and Ecuador. In addition, the Company's specialty businesses in surfactants, polymer additives, and oleochemicals broadened significantly.

     The Company completed a two-for-one common stock split during the fourth quarter of 1993. In 1993 the Company also disposed of the operations of its Chemprene, Inc. subsidiary, a manufacturer of conveyor belting and other specialized belts. The Company expects to complete the sale of its Allied-Kelite and Battery Parts divisions' businesses in 1994.

     On March 11, 1994 the Company called for redemption on March 28, 1994 all of its 5 1/2% Convertible Subordinated Debentures due 2012 of which $150 million are outstanding. The debentures are convertible into common stock of the Company at a conversion price of $27.28 per share, which price was below the market price for the Company's common stock on the New York Stock Exchange on March 10, 1994. If all debentures are converted, approximately 5.5 million additional shares of common stock will become issued and outstanding. However, the issuance of additional common stock by reason of conversion of any debentures will have no effect upon the Company's earnings per share calculations as the shares underlying the debentures have been considered as common stock equivalents in such calculations. If all debentures were to be redeemed rather than converted, the total cost to the Company would be $152.8 million. The Company will fund any redemptions through a combination of available cash and short-term borrowings.

     Witco Corporation was incorporated in 1958 under the laws of Delaware as Witco Chemical Company, Inc., at which time it succeeded by merger to the business of Witco Chemical Company, an Illinois corporation formed in 1920. Its executive offices are located at 520 Madison Avenue, New York, New York 10022-4236, telephone (212) 605-3800.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Reference is made to Note 15 of the Notes to Financial Statements. See Item 8 -- Financial Statements and Supplementary Data following Part IV of this report.

(c) NARRATIVE DESCRIPTION OF BUSINESS

     The  Company's  operations  are  divided  among  three  business  segments:
Chemical, Petroleum and Diversified Products.

Chemical Products

Oleochemicals/Surfactants

     Witco offers one of the broadest lines of surfactants and oleochemicals in the chemical industry, providing 'one-stop shopping' for its customers. These products are sold to a range of industries, including cosmetics and pharmaceuticals; personal care, soap and detergent; agricultural; rubber; food; paint and protective coatings; and textile. Surfactants change the surface tension of liquids. They include agricultural emulsifiers, which are used to break up pesticides into small particles, thereby increasing dispersion and improving penetration, and food emulsifiers, which impart particular characteristics (such as consistency) to certain foods. In addition, surfactants are used in personal care products, fabric softeners, and detergents to improve penetration and cleaning capability. These products are marketed in coordination with the Petroleum Specialties Group of the Company's Petroleum Products segment. Oleochemicals are derived from natural fats and oils, and include fatty acids, fatty amines, esters, and glycerines. Oleochemicals modify surfaces either as direct lubricants, or as components of ingredients that modify surfaces. Examples of their diverse applications include acting as lubricants in plastics; imparting mold release features for the rubber industry; and acting as curing systems for rubber.

     The Schering Acquisition significantly broadened the Company's surfactants product base to include offerings in all significant specialty surfactants product categories and made Witco a leading U.S. and worldwide producer of cationic surfactants. Cationic surfactants are the major ingredient in fabric softeners, hair conditioners, and other personal care products. The acquisition also complements Witco's oleochemical business with additional fatty amines, which are used as chemical intermediates and to make cationic surfactants.

Polymer Additives

     Witco is a worldwide supplier of polymer additives, producing an extensive array of chemicals used as additives in the plastics industry, including stabilizers for use in the manufacture of polyvinyl chloride products (PVC) for such applications as pipes, fittings, siding, and packaging materials. It is an international supplier of lubricant additives to polyolefin and PVC manufacturers. The Company also makes peroxides for use in the polyolefin and PVC industries, epoxy plasticizers, and stearates used as lubricants in the plastics industry. As a result of the Schering Acquisition, the Company is the leading European producer of aluminum alkyls, used as co-catalysts in the production of polyolefins (including polyethylene and polypropylene, which are among the world's largest volume plastics used in packaging, cars, furniture, and appliances) and produces organotin compounds for the production of PVC stabilizers and biocides for the marine paints.

Polyurethanes

     Witco has long been a major supplier of polyesters, coatings, and urethane chemicals to the construction, leather and textile finishing, and paint industries. The Company is a leading producer of saturated polyester polyols which are used in the manufacture of flexible foam that is sold to a wide variety of industries, including textile and automotive. Witco is currently expanding its polyester polyol business for use in non-cellular urethane applications such as coatings, adhesives, cast elastomers, and thermoplastic urethanes.

Resins

     With the Schering Acquisition, the Company added a resins product line augmenting its polyurethane business, broadening the range of products sold to similar industries and adding complementary research and development capabilities. As a result, Witco has a major share of the European market for thermoplastic polyamide and polyester products used by the adhesives, shoe and textile industries, adhesion promoters used in vinyl plastisol production, and amine and polyamide epoxy resin curing agents and epoxy resins used to manufacture industrial floorings and adhesives and as coatings for infrastructure and building purposes.

Customers

     The Company markets its specialty chemical products directly through its own sales force and through an organized distribution program to a large number of customers in a broad range of industries. Its chemical business is not dependent upon any single customer or a few customers. During the year ended December 31, 1993, no customer accounted for more than 5.2% of Chemical Segment sales, and sales to the ten largest customers accounted for approximately 15.8% of Chemical Segment sales.

Competition

     Many of the specialty chemical products produced by the Company are characterized by a need for a high degree of manufacturing competence and technical service, particularly because customer specifications vary considerably and special formulations must be devised to meet customers' needs. Competition is fragmented, with no one competitor offering products across all of the Company's chemical product lines. Competition is primarily on the basis of performance of the Company's products compared with similar products produced by its competitors.

Petroleum Products

Petroleum Specialties

     Witco is an important manufacturer and marketer of white mineral oils, petrolatums, refrigeration oils and telecommunication cable filling compounds, as well as natural and synthetic petroleum sulfonates. White mineral oils and petrolatums are extensively refined, high purity petroleum products suitable for food grade, pharmaceutical and cosmetic applications. They are inert and non-reactive, and impart emolliency, moisture resistance, lubrication and insulation properties. These products are marketed in coordination with the Oleochemicals/Surfactants Group of the Company's Chemical Segment. In addition to personal care and food applications, white mineral oils and petrolatums are used in plastics, agriculture, textiles and chemical processing. Petroleum sulfonates are oil soluble, surface active agents derived from both synthetic and natural petroleum feedstocks. They provide properties of emulsification, dispersion, wetting of solids, and rust and corrosion inhibition, and are used in lubricant additives and metalworking fluids. The Company is also a supplier of fully refined, FDA-quality microcrystalline waxes, which are primarily used in paper lamination and packaging applications including cheese coatings.

Lubricants

     The Company produces motor oils and lubricants which it sells under the Kendall and Amalie brand names. Kendall and Amalie brand products are sold worldwide through a network of over 300 warehouse distributors. Kendall and Amalie brand products are also sold directly to large national accounts domestically. In addition, Witco is the largest domestic private label grease manufacturer and markets Lubrimatic brand products and lubricating equipment directly to its customers. Witco is also a supplier of specialty naphthenic oils, which are marketed to the rubber, plastics, ink and agricultural industries, and asphalt and surface treatment products, which are sold primarily for highway construction and maintenance.

Customers

     The Company's petroleum products are marketed directly through its own sales force and through distributors and agents. During the year ended December 31, 1993, no customer accounted for more than 3.0% of Petroleum Segment sales, and sales to the ten largest customers accounted for approximately 17.0% of Petroleum Segment sales.

Competition

     Many of the specialty petroleum products produced by Witco, like its specialty chemical products, are characterized by a need for a high degree of manufacturing competence and technical service. The petroleum products market is highly competitive with the Company's products competing primarily on the basis of pricing and quality. The Company believes its technical expertise, reputation for quality products, and, in the case of consumer products, brand name recognition, give it advantages in the marketplace.

Diversified Products

     Diversified Products include battery containers, covers and parts, metalworking and metal finishing substances, and carbon black. In the U.S., Witco is the leading independent producer of battery containers. Metalworking and metal finishing products are marketed to the aerospace, automotive, electronics, and hardware industries. The Company expects to complete the sale of its Allied-Kelite and Battery Parts divisions' businesses in 1994. Carbon black is sold to the domestic tire and other rubber products industries. The Company is a leading supplier of specialty carbon black for the tire industry.

Customers

     During the year ended December 31, 1993, one customer accounted for approximately 15.9% of this segment's 1993 sales and the ten largest customers for approximately 70.0%.

International Operations

     Sales of Witco's non-U.S. operations were $588.7 million, or 28% of total sales, for the year ended December 31, 1993. Through the Schering Acquisition, Witco added two plants in Germany (surfactants, polymer additives, and resins), one each in Spain (surfactants), the United Kingdom (surfactants), France (resins), Italy (resins), and Ecuador (oleochemicals/surfactants), as well as three in the U.S. which manufacture oleochemicals, surfactants, and polymer additives. With the ten properties acquired from Schering, Witco now operates 64 manufacturing facilities in 12 countries.

Patents

     Witco owns and has been licensed to use a number of patents, some of which are important in connection with particular products but all of which, as a group, are not material to the Company.

Backlog

     The nature of the Company's business is such that customer orders are usually filled within 30 days. Accordingly, backlog is not significant to the Company's business.

Research and Development

     Witco expended approximately $49.5 million in 1993, $29.2 million in 1992 and $27.9 million in 1991 on research and development of new products and services, and for improvements and new applications of existing products and services.

General

     The chemical and petroleum industries in which Witco operates have experienced increased operating costs and capital investments due to statutes and regulations at the federal, state and local levels for the protection of the environment and the health and safety of employees and others. Witco believes that expenditures for compliance with these statutes and regulations will continue to have a significant impact upon the conduct of its business. The trend for greater environmental awareness and more stringent environmental regulations is likely to continue and while Witco cannot accurately predict how this trend will affect future operations and earnings, Witco does not believe its costs will significantly vary from those of its competitors in the chemical and petroleum industries.

     Witco evaluates and reviews environmental reserves for future remediation and compliance costs on a quarterly basis. To determine the appropriate reserve amounts, management reviews all available facts and evaluates the probability and scope of potential liabilities. Inherent in this process are considerable uncertainties which affect Witco's ability to estimate the ultimate costs of remediation efforts. Such uncertainties include the nature and extent of contamination at each site, evolving governmental standards regarding remediation requirements, the number and financial condition of other potentially responsible parties at multi-party sites, innovations in remediation and restoration technology, and the identification of additional environmental sites. As a result, as remediation efforts proceed at existing sites and new sites are assimilated into the review process, charges against income for environmental reserves could have a material effect on results of operations in a particular quarter or year. However, such charges are not expected to have a material adverse effect on Witco's consolidated financial position, cash flow or liquidity.

     At December 31, 1993, environmental reserves amounted to $99.6 million, of which $52.8 million was provided for in 1993. These reserves reflect management's assessment of future remediation and compliance costs in light of all available information. Witco expended $15.1 million in 1993 against these reserves and anticipates 1994 expenditures to approximate $29 million.

     The Company's current construction projects include up-to-date methods and equipment for protecting the environment. In addition, Witco is continuing its program for modification of its facilities to meet current standards for the control of emissions, effluents and solid wastes. Capital expenditures to improve safety and to conform to environmental regulations amounted to approximately $17.6 million in 1993 and $15.6 million in 1992.

     Witco is continuing its efforts to reduce hazardous waste and emissions generated by its operations. Through improved operating efficiencies, installation of additional environmental control equipment, and utilization of the latest innovations in waste treatment technology, management believes that operating costs associated with managing hazardous substances and pollution can be controlled. Such operating costs amounted to $23.6 million in 1993.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Witco's foreign subsidiaries generally manufacture products similar to the principal products manufactured domestically. Subsidiaries in the Netherlands and Canada manufacture petroleum products; subsidiaries in Canada, Denmark, Ecuador, England, France, Germany, Israel, Italy, Mexico and Spain manufacture chemical products.

     In accord with normal market conditions, sales made outside the United States are generally made on longer terms of payment than would be normal within the United States. Foreign operations are subject to certain risks inherent in carrying on international business, including currency devaluations and controls, export and import restrictions, inflationary factors, product supply, economic controls, nationalization and expropriation. The likelihood of such occurrences varies from country to country and is not predictable. However, the Company's primary foreign operations are based in Western Europe, Canada, and other stable areas, and, therefore, the Company does not believe these risks will have a significant impact upon the Company.

     Reference is made to Note 15 of the Notes to Financial Statements. See Item 8 -- Financial Statements and Supplementary Data following Part IV of this report.

ITEM 2 -- PROPERTIES

     Witco currently conducts its manufacturing operations in 64 plants, owned in fee or occupied under lease, of which 42 are in the United States and 22 in other countries. Of these facilities, 34 are utilized for Chemical product manufacturing, 19, including 2 refineries, are utilized for Petroleum product manufacturing and 11 are utilized for the manufacture of Diversified Products. All of the facilities are in good operating condition.

    PRINCIPAL PLANTS AND OTHER IMPORTANT PHYSICAL PROPERTIES -- LOCATIONS BY
                                INDUSTRY SEGMENT
   (OWNED IN FEE EXCEPT WHERE PARENTHETICAL DATES REFER TO LEASE EXPIRATION)

CHEMICAL SEGMENT FACILITIES
United States

Santa Fe Springs, California -- 2 Plants         Perth Amboy, New Jersey
Blue Island, Illinois                            Brooklyn, New York
Chicago, Illinois                                Memphis, Tennessee
Mapleton, Illinois -- 2 Plants                   Fort Worth, Texas
Harahan, Louisiana                               Houston, Texas
Taft, Louisiana                                  LaPorte, Texas
Brainards, New Jersey                            Marshall, Texas
Newark, New Jersey                               Janesville, Wisconsin

International

Brantford, Canada                                Elbeuf, France
Montreal, Canada                                 St. Amour, France
Oakville, Canada                                 Bergkamen, Germany (2091)
Soro, Denmark (2005)                             Steinau, Germany
Quito, Ecuador                                   Haifa, Israel
Accrington, England                              Gambolo, Italy
Droitwich, England                               Cuatitlan, Mexico
Flimby, England                                  Barcelona, Spain

PETROLEUM SEGMENT FACILITIES

United States

Los Angeles, California                          Gretna, Louisiana
Oildale, California -- Refinery                  Omaha, Nebraska (1999)
Rancho Dominguez, California                     Bakerstown, Pennsylvania
Richmond, California (1994)                      Bradford, Pennsylvania -- Refinery
Jacksonville, Florida                            Petrolia, Pennsylvania
Spencer, Iowa                                    Trainer, Pennsylvania
Olathe, Kansas

International

Scarborough, Canada (1995)                       Amsterdam, the Netherlands
Toronto, Canada                                  Haarlem, the Netherlands
West Hill, Canada                                Koog Aan De Zaan, the Netherlands

DIVERSIFIED PRODUCTS SEGMENT FACILITIES

United States

Phoenix City, Alabama                            Detroit, Michigan
Los Angeles, California                          Philadelphia, Mississippi
Portland, Connecticut                            Cleveland, Ohio
Chicago, Illinois -- 2 Plants                    Ponca City, Oklahoma
Indianapolis, Indiana                            Sunray, Texas

OTHER FACILITIES

United States

Greenwich, Connecticut (2014)                    World Headquarters -- Principal Executive,
                                                 Administrative and Sales Office
Los Angeles, California (2001)                   Administrative and Sales Office
Melrose Park, Illinois                           Administrative and Sales Office
New Hudson, Michigan                             Research
Oakland, New Jersey                              Research
Oakland, New Jersey (1994)                       Administrative, Research and Sales Office
Woodcliff Lake, New Jersey (2006)                Administrative Office
New York, New York (1997)                        Principal Executive, Administrative and Sales
                                                 Office
Houston, Texas (1995)                            Administrative, Research and Sales Office

International

Willowdale, Canada (2002)                        Administrative Office
Paris, France (1995)                             Administrative and Sales Office
Frankfurt, Germany (1997)                        Principal European Executive and Administrative
                                                 Office

ITEM 3 -- LEGAL PROCEEDINGS

     The Company has been notified, or is named as a potentially responsible party ('PRP') or a defendant in a number of governmental (federal, state, and local) and private actions associated with environmental matters, such as those relating to hazardous wastes. These actions seek remediation costs, penalties and/or damages for personal injury or damage to property or natural resources. As of December 31, 1993, the Company had been identified as a PRP in connection with 40 sites which are subject to the federal Superfund Program under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ('CERCLA'). With 2 exceptions, all the Superfund sites in which the Company is involved are multi-party sites, and, in most cases, there are numerous other potentially responsible parties in addition to the Company. CERCLA authorizes the federal government to remediate a Superfund site itself and to assess the costs against the responsible parties, or to order the responsible parties to remediate the site.

     The Company evaluates and reviews environmental reserves for future remediation and other costs on a quarterly basis to determine appropriate reserve amounts. Inherent in this process are considerable uncertainties which affect the Company's ability to estimate the ultimate costs of remediation efforts. Such uncertainties include the nature and extent of contamination at each site, evolving governmental standards regarding remediation requirements, the number and financial condition of other potentially responsible parties at multi-party sites, innovations in remediation and restoration technology, and the identification of additional environmental sites.

     The Company is a defendant in a case filed in October 1992 by the United States Department of Justice on behalf of the United States Environmental Protection Agency styled United States v. Witco, et. all. pending in the United States District Court for the Eastern District of California. The United States alleged that the Company has violated the Clean Air Act, the Safe Water Drinking Act, and the Resource Conservation and Recovery Act in connection with certain activities at its Oildale, California, refinery. The United States seeks unspecified civil penalties and certain injunctive relief in this action.

     The Company has numerous insurance policies which it believes provide coverage at various levels for environmental liabilities. The Company is currently in litigation with many of its insurers concerning the applicability and amount of insurance coverage for environmental costs under certain of these policies. No provision for recovery under any of these policies is included in the Company's financial statements.

     The  Company  is  not   a  party  to   any  legal  proceedings,   including
environmental matters, which it believes will have a material adverse effect on its consolidated financial position.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1993.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth information regarding executive officers of the Company as of February 28, 1994, and is included in Part I in accordance with Instruction 3 of Item 401(b) of Regulation S-K.

                                                SERVED IN
                                                 PRESENT
                                                POSITION               PRIOR BUSINESS EXPERIENCE
           NAME AND PRESENT TITLE                 SINCE                 (WITHIN LAST FIVE YEARS)               AGE
- ---------------------------------------------   ---------   ------------------------------------------------   ---
CORPORATE
Denis Andreuzzi .............................      1992     President and Chief Operating Officer -- March     62
  Vice Chairman and Chief Operating                           1990 to September 1992. Executive Vice
  Officer -- Petroleum                                        President -- Petroleum Group -- July 1989 to
                                                              February 1990. Executive Vice
                                                              President -- Commercial Services prior to July
                                                              1989.
Peter J. Biancotti ..........................      1983                                                        50
  Vice President and Controller
Ronald Edelstein ............................      1992     General Manager -- Information Systems,            44
  Vice President -- Information Systems                       Witco -- October 1991 to April 1992. Vice
                                                              President -- Systems Development, Revlon
                                                              Inc. -- February 1991 to September 1991. Group
                                                              Director -- Systems and Programming, Revlon,
                                                              Inc. prior to February 1991.
Michael D. Fullwood .........................      1992     Group Vice President -- Finance and                47
  Executive Vice President and Chief                          Administration -- October 1990 to September
  Financial Officer                                           1992. Vice President and Treasurer prior to
                                                              September 1990.
William E. Mahoney ..........................      1992     Executive Vice President -- Chemical               62
  Vice Chairman and Chief Operating                           Group -- July 1989 to September 1992. Group
  Officer -- Chemicals                                        Vice President -- Chemical Group prior to July
                                                              1989.
Dustan E. McCoy .............................      1993     Associate General Counsel, Ashland Oil prior to    44
  Vice President, General Counsel and                         April 1993.
  Corporate Secretary
Lawrence B. Nelson ..........................      1990     Group Vice President -- Petroleum Group            63
  Group Vice President -- Corporate
  Technology
James M. Rutledge ...........................      1990     Assistant Controller                               41
  Vice President and Treasurer
Carl R. Soderlind ...........................      1993     Group Vice President -- Commercial                 60
  Senior Vice President -- External Affairs                   Services -- March 1990 to December 1992. Vice
                                                              President -- Corporate Development and
                                                              Investor Relations prior to March 1990.
William R. Toller ...........................      1990     Vice Chairman and Chief Financial                  63
  Chairman of the Board and Chief Executive                   Officer -- March 1990 to September 1990.
  Officer                                                     Executive Vice President -- Finance and
                                                              Administration prior to March 1990.

                                                  (table continued on next page)

(table continued from previous page)

                                                SERVED IN
                                                 PRESENT
                                                POSITION               PRIOR BUSINESS EXPERIENCE
           NAME AND PRESENT TITLE                 SINCE                 (WITHIN LAST FIVE YEARS)               AGE
- ---------------------------------------------   ---------   ------------------------------------------------   ---
Clark E. Tucker .............................      1993     General Manager -- Human Resources from August     44
  Vice President -- Human Resources                           1992 to April 1993. Consultant, Towers,
                                                              Perrin, Foster and Crosby -- April 1990 to
                                                              July 1992. Director of Personnel, American
                                                              Cyanamid Co. -- August 1989 to March 1990.
                                                              Corporate Director -- Employee Benefits,
                                                              American Cyanamid Co. -- prior to July 1989.
Tom M. Uhoda ................................      1981                                                        62
  Vice President -- Purchasing, Distribution
  and Traffic
CHEMICAL SEGMENT
Group Vice Presidents:
Seymour Cohen ...............................      1975                                                        62
  Oleochemicals/Surfactants
Nirmal Jain .................................      1993     Vice President & General Manager -- Argus          56
  Polymer Additives                                           Division prior to January 1993.
Gerald Katz .................................      1986                                                        56
  International/Europe
PETROLEUM SEGMENT
Group Vice Presidents:
Harvey L. Golubock ..........................      1990     Vice President Supply and Distribution prior to    51
  Lubricants                                                  September 1990.
Newton E. Brightwell III ....................      1993     Vice President & General Manager -- Sonneborn      45
  Petroleum Specialties                                       Division from June 1989 to December 1992.
                                                              Plant Manager -- Sonneborn Gretna, LA plant
                                                              prior to June 1989.
Vice Presidents:
John R. Jury.................................      1978                                                        63
Eric R. Myers ...............................      1993     Vice President & General Manager --                47
                                                              Kendall/Amalie Division from January 1993 to
                                                              April 1993. Vice President & General
                                                              Manager -- Richardson Battery Parts Division
                                                              from May 1991 to December 1992. President &
                                                              General Manager, Bridgeport -- Piedmont
                                                              Manufacturing Co. -- Division of Bridge
                                                              Products, Inc. prior to May 1991.
Donald E. Weinberg...........................      1986                                                        58
DIVERSIFIED PRODUCTS SEGMENT
Group Vice President:
Robert J. Seward.............................      1993     Group Vice President -- Petroleum Group from       61
                                                              June 1989 to December 1992. Vice President and
                                                              General Manager -- Concarb prior to June 1989.
Vice President and
  Division General Manager:
Richard W. Gotsch ...........................      1983                                                        62
  Allied-Kelite

                                    PART II

ITEM 5 -- MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Witco's Common Stock is listed on the New York Stock Exchange. The following table reflects the high and low sales prices, adjusted to give retroactive effect to the 2-for-1 stock split effective October 5, 1993, as reported on such exchange for each quarterly period during the past two years:

                                                      1993                1992
                                                ----------------    ----------------
                   QUARTER                       HIGH      LOW       HIGH      LOW
- ---------------------------------------------   ------    ------    ------    ------
First........................................   $26.69    $24.00    $24.69    $20.00
Second.......................................   $28.06    $25.88    $24.63    $21.38
Third........................................   $31.38    $26.25    $23.13    $20.56
Fourth.......................................   $32.25    $28.63    $25.31    $20.94

     The approximate number of holders of record of the Company's Common Stock as of February 28, 1994, was 5,114.

     Dividends on the Common Stock have been declared quarterly during the past two years as follows:

                                                                          PER SHARE
                                                                         ------------
                               QUARTER                                   1993    1992
- ----------------------------------------------------------------------   ----    ----
First.................................................................   $.23    $.23
Second................................................................   $.23    $.23
Third.................................................................   $.25    $.23
Fourth................................................................   $.25    $.23
Note:  Amounts have  been adjusted  to give retroactive  effect to  the 2-for-1 stock split effective October 5, 1993.

ITEM 6 -- SELECTED FINANCIAL DATA

     The data for this item is submitted as a separate section following Part IV of this report.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The data for this item is submitted as a separate section following Part IV of this report.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data of the Company and its subsidiaries are included in a separate section following Part IV of this report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) Identification of Directors

     Reference is made to pages 2 through 7 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1994.

(b) Identification of Executive Officers

     Reference is made to Part I of this Form 10-K.

(c) Business Experience

     Reference is made to pages 2 through 7 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1994 and Part I of this Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Reference is made to page 8 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1994.

ITEM 11 -- EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the captions 'Compensation of Directors' and 'Executive Compensation' on pages 10 through 14 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1994.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information with respect to beneficial ownership of the Company's voting securities, and rights thereto, reference is made to the information set forth under the captions 'Ownership of Securities by Directors and Officers' and 'Security Ownership of Certain Beneficial Owners' on pages 7 and 8 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1994.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others

     Reference   is  made  to  the  information  set  forth  under  the  caption
'Compensation of Directors' on page 10 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1994.

(b) Certain Business Relationships

     Reference is made to the information set forth under the captions 'Other Transactions' on page 9 and 'Compensation Committee Interlocks and Insider Participation' on page 14 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1994.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1 and 2 -- The response to this portion of Item 14 is submitted as a separate section of this report.

     (a) 3 -- Exhibits:

EXHIBIT
  NO.
- -------
    3(i)  -- Restated Certificate of Incorporation.(1)
    3(i)  -- Certificates of Amendment of the Restated Certificate of Incorporation.(2)
    3(ii) -- By-laws, as amended.
    4     --  Instruments defining  the rights  of security  holders, including  indentures. Pursuant to
            Regulation S-K, Item 601(b)(4)(iii), no debt or other security instrument represents 10%  of the total assets of the Registrant, and accordingly such instruments are not filed herewith.
            Registrant agrees to furnish a copy of any such agreement to the Commission upon request.
   10     -- Material Contracts.
          (iii)(A) -- Executive Compensation Plans and Arrangements Required to be Filed:
             -- 1. 1986 Stock Option Plan for Employees, as amended.(3)
             -- 2. 1989 Stock Option Plan for Employees.(4)
             -- 3. 1992 Stock Option Plan for Employees.(5)
             -- 4. Consultancy Agreement Between the Company and William Wishnick.(6)
             -- 5. Supplemental Executive Retirement Plan of Witco Corporation.
   11     -- Statement re Computation of Per Share Earnings.
   21     -- Subsidiaries of the Registrant.
   23     -- Consent of Independent Auditors.
   24     -- Power of Attorney.(7)

     (b) Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K, dated January 19, 1994, pertaining to the Company's announcement that it would take a $92.6 million charge ($60.1 million after tax, or $1.10 per common share) against earnings in the fourth quarter which ended December 31, 1993.

     (c) The Exhibits filed with this report are listed in response to Item 14(a)3.

     (d) The response to this portion of Item 14 is submitted as a separate section of this report.

- ------------

(1) This Exhibit was included as an exhibit to the annual report on Form 10-K for the fiscal year ended December 31, 1980, and such Exhibit is hereby incorporated by reference.

(2) These Exhibits were included as exhibits to the quarterly report on Form 10-Q for the quarter ended June 30, 1983, the annual report on Form 10-K for the fiscal year ended December 31, 1985, the quarterly report on Form 10-Q for the quarter ended June 30, 1987, and the quarterly report on Form 10-Q for the quarter ended June 30, 1988, and such Exhibits are hereby incorporated by reference. From time to time, the Company has filed, as a result of the conversion of the Company's outstanding $2.65 Cumulative Convertible Preferred Stock, certificates reducing such authorized Preferred Stock. Such certificates of reduction are not filed as Exhibits.

(3) The 1986 Stock Option Plan, as amended, was filed as an Exhibit to Registration Statement on Form S-8, registration number 33-10715, Post-Effective Amendment No. 1 to Form S-8 effective October 3, 1988, and Post-Effective Amendment No. 2 to Form S-8 effective June 23, 1992. Such
    Exhibit is incorporated herein by reference.

(4) The 1989 Stock Option Plan was filed as an Exhibit to Registration Statement on Form S-8, registration number 33-30995 effective October 2, 1989, and Post-Effective Amendment No. 1 to Form S-8 effective June 23, 1992, and such
    Exhibit is hereby incorporated by reference.

(5) The 1992 Stock Option Plan was filed as an Exhibit to Registration Statement on Form S-8, registration number 33-48806, effective June 23, 1992, and such
    Exhibit is hereby incorporated by reference.

(6) This Exhibit was included as an exhibit to the annual report on Form 10-K for the fiscal year ended December 31, 1992, and such Exhibit is hereby incorporated by reference.

(7) The Power of Attorney appears on the Signatures Page.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March, 1994.

                                          WITCO CORPORATION

                                          By /s/        WILLIAM R. TOLLER
                                             ...................................
                                                     WILLIAM R. TOLLER
                                                 CHAIRMAN OF THE BOARD AND
                                                  CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints WILLIAM R. TOLLER, DENIS ANDREUZZI, WILLIAM E. MAHONEY, MICHAEL D. FULLWOOD, OR DUSTAN E. MCCOY, acting severally, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   NAME                                        TITLE                              DATE
- ------------------------------------------  --------------------------------------------   -------------------
PRINCIPAL EXECUTIVE OFFICERS:

          /s/ WILLIAM R. TOLLER              Chairman of the Board and Chief Executive       March 21, 1994
 .........................................                     Officer
            WILLIAM R. TOLLER

           /s/ DENIS ANDREUZZI                   Vice Chairman and Chief Operating           March 21, 1994
 .........................................                Officer-Petroleum
             DENIS ANDREUZZI

          /s/ WILLIAM E. MAHONEY                 Vice Chairman and Chief Operating           March 21, 1994
 .........................................                Officer-Chemicals
            WILLIAM E. MAHONEY

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

         /s/ MICHAEL D. FULLWOOD            Executive Vice President and Chief Financial     March 21, 1994
 .........................................                     Officer
           MICHAEL D. FULLWOOD

DIRECTORS:
           /s/ DENIS ANDREUZZI                                Director                       March 21, 1994
 .........................................
             DENIS ANDREUZZI

           /s/ WILLIAM J. ASHE                                Director                       March 21, 1994
 .........................................
             WILLIAM J. ASHE

                   NAME                                        TITLE                              DATE
- ------------------------------------------  --------------------------------------------   -------------------
           /s/ SIMEON BRINBERG                                Director                       March 21, 1994
 .........................................
             SIMEON BRINBERG

           /s/ WILLIAM G. BURNS                               Director                       March 21, 1994
 .........................................
             WILLIAM G. BURNS

           /s/ WILLIAM R. GRANT                               Director                       March 21, 1994
 .........................................
             WILLIAM R. GRANT

          /s/ RICHARD M. HAYDEN                               Director                       March 21, 1994
 .........................................
            RICHARD M. HAYDEN

            /s/ HARRY G. HOHN                                 Director                       March 21, 1994
 .........................................
              HARRY G. HOHN

          /s/ WILLIAM E. MAHONEY                              Director                       March 21, 1994
 .........................................
            WILLIAM E. MAHONEY

         /s/ L. JOHN POLITE, JR.                              Director                       March 21, 1994
 .........................................
           L. JOHN POLITE, JR.

            /s/ DAN J. SAMUEL                                 Director                       March 21, 1994
 .........................................
              DAN J. SAMUEL

         /s/ HENRY SONNEBORN III                              Director                       March 21, 1994
 .........................................
           HENRY SONNEBORN III

          /s/ WILLIAM R. TOLLER                               Director                       March 21, 1994
 .........................................
            WILLIAM R. TOLLER

           /s/ BRUCE F. WESSON                                Director                       March 21, 1994
 .........................................
             BRUCE F. WESSON

           /s/ WILLIAM WISHNICK                               Director                       March 21, 1994
 .........................................
             WILLIAM WISHNICK

                                ANNUAL REPORT ON
                            ------------------------
                                   FORM 10-K
                            ITEM 6, ITEM 7, ITEM 8,
                     ITEM 14 (a)(1) AND (2) AND ITEM 14(d)
                         INDEX OF FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1993
                            ------------------------
                               WITCO CORPORATION
                               NEW YORK, NEW YORK

                                     INDEX
                           ANNUAL REPORT ON FORM 10-K
         ITEM 6, ITEM 7, ITEM 8, ITEM 14(a)(1) AND (2), AND ITEM 14(d)
                               DECEMBER 31, 1993

                                                                                                         PAGE NO.
                                                                                                         --------
ITEM 6 -- SELECTED FINANCIAL DATA................................................................         1
ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS........................................................         3
ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- SEE ITEM 14(a)(1)
                    AND (2) BELOW.
ITEM 14(a)(1) AND (2) AND ITEM 14(d)

          The following consolidated financial statements of Witco Corporation and subsidiary companies, for the year ended December 31, 1993, are included in
Item 8:

Report of Independent Auditors.........................................................         F-1
Consolidated Balance Sheets -- December 31, 1993 and 1992..............................         F-2
Consolidated Statements of Income -- Years Ended December 31, 1993, 1992 and 1991......         F-3
Consolidated Statements of Cash Flows -- Years Ended December 31, 1993, 1992 and
     1991..............................................................................         F-4
Consolidated Statements of Shareholders' Equity -- Years Ended December 31, 1993, 1992
     and 1991..........................................................................         F-5
Notes to Financial Statements..........................................................         F-6
Quarterly Financial Data (unaudited)...................................................         F-20

          The following consolidated financial statement schedules of Witco Corporation and subsidiary companies are included in Part IV, Item 14(d):

        Schedule    V   -- Property, Plant and Equipment.......................................         S-1
        Schedule   VI   -- Accumulated Depreciation, Depletion and Amortization of Property,
                               Plant and Equipment.............................................         S-2
        Schedule VIII   -- Valuation and Qualifying Accounts...................................         S-3
        Schedule   IX   -- Short-Term Borrowings...............................................         S-4
        Schedule    X   -- Supplementary Income Statement Information..........................         S-5

All other schedules (Nos. I, II, III, IV, VII, XI, XII, XIII and XIV) for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Financial statements (and summarized financial information) of 50% or less owned persons accounted for by the equity method have been omitted because they do not, considered individually or in the aggregate, constitute a significant subsidiary.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                 ELEVEN-YEAR FINANCIAL AND STATISTICAL SUMMARY

                                                     1993           1992           1991          1990          1989
                                                  ----------     ----------     ----------    ----------    ----------
                                                              (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
Selected Statement of Income Data
Net sales......................................   $2,142,555     $1,728,896     $1,630,521    $1,631,481    $1,587,788
Interest.......................................        8,679          9,303         10,529        19,380        21,248
                                                  ----------     ----------     ----------    ----------    ----------
         Total revenues........................    2,151,234      1,738,199      1,641,050     1,650,861     1,609,036
                                                  ----------     ----------     ----------    ----------    ----------
Cost of goods sold (exclusive of depreciation,
  depletion, and amortization).................    1,649,143      1,355,450      1,270,954     1,309,907     1,261,918
Selling and administrative expenses............      230,722        190,339        178,573       167,686       167,229
Depreciation, depletion, and amortization......      102,502         76,162         67,622        60,098        56,813
Interest.......................................       34,984         16,448         16,027        16,400        16,289
Other expense (income) -- net..................      100,552(b)      17,688(c)      (1,930)       (9,074)       53,368(d)
                                                  ----------     ----------     ----------    ----------    ----------
         Total costs and expenses..............    2,117,903      1,656,087      1,531,246     1,545,017     1,555,617
                                                  ----------     ----------     ----------    ----------    ----------
Income before federal and foreign income taxes
  and cumulative effect of accounting change...       33,331         82,112        109,804       105,844        53,419
Federal and foreign income taxes...............       13,568         28,247         36,329        37,890        18,410
                                                  ----------     ----------     ----------    ----------    ----------
Income before cumulative effect of accounting
  change.......................................       19,763         53,865         73,475        67,954        35,009
Cumulative effect of accounting change.........       --            (14,690)        --            --            --
                                                  ----------     ----------     ----------    ----------    ----------
Net Income.....................................   $   19,763     $   39,175     $   73,475    $   67,954    $   35,009
    As a percent of net sales..................           .9%           2.3%           4.5%          4.2%          2.2%
    As a percent of average shareholders'
      equity...................................          3.0%           6.3%          12.1%         11.7%          6.1%
                                                  ----------     ----------     ----------    ----------    ----------
Selected Balance Sheet Data
Working capital................................   $  451,235     $  (21,611)    $  320,934    $  359,091    $  456,183
Current ratio..................................         2.32           0.97           2.25          2.76          3.54
Property, plant, and equipment expenditures
  (including acquisitions).....................   $  103,689     $  322,786     $   74,307    $  106,650    $   70,387
Property, plant, and equipment -- net..........   $  696,462     $  721,171     $  474,755    $  471,026    $  417,175
Total assets...................................   $1,838,998     $1,811,794     $1,198,276    $1,178,885    $1,139,256
Long-term debt.................................   $  496,266     $  173,086     $  179,132    $  230,183    $  235,510
Total shareholders' equity.....................   $  713,415     $  614,296     $  625,700    $  587,472    $  571,582
Book value per common share(a).................   $    14.12     $    13.80     $    14.35    $    13.55    $    12.67
                                                  ----------     ----------     ----------    ----------    ----------
Selected Other Financial Data(a)
Number of shareholders -- at year end..........        5,253          5,262          5,602         5,949         5,635
Weighted average number of common shares
  outstanding (in thousands)...................       54,866         49,801         49,212        49,703        50,674
Per common share:
    Net income.................................   $      .46     $      .90     $     1.60    $     1.48    $      .80
    Net income -- assuming full dilution.......   $      .46     $      .89     $     1.59    $     1.47    $      .79
    Dividends declared.........................   $      .96     $      .92     $      .91    $      .86    $      .84
Dividends paid per share:
    Common stock...............................   $      .94     $      .92     $      .89    $      .86    $      .81
    Preferred stock............................   $     2.65     $     2.65     $     2.65    $     2.65    $     2.65
Market price to the nearest dollar, per common
  share on New York Stock Exchange
  (high - low).................................   $    32-24     $    25-20     $    22-14    $    20-11    $    23-17

- ------------

 (a) Common share data have been adjusted to reflect the two-for-one stock split effective October 5, 1993.

 (b) Includes   provisions   for  environmental   remediation   and  compliance,
     disposition of a business, work force reduction, and other matters of $92.6 million.

 (c) Includes a provision for consolidation of offices of $20.1 million.

 (d) Includes a provision of $59.8 million primarily related to environmental projects and plant shutdowns.

               1988          1987          1986          1985          1984          1983
            ----------    ----------    ----------    ----------    ----------    ----------
                              (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
            $1,585,856    $1,427,650    $1,355,018    $1,448,929    $1,495,831    $1,385,744
                15,792        12,405         6,595         3,369         6,190         4,555
            ----------    ----------    ----------    ----------    ----------    ----------
             1,601,648     1,440,055     1,361,613     1,452,298     1,502,021     1,390,299
            ----------    ----------    ----------    ----------    ----------    ----------
             1,240,730     1,121,118     1,039,727     1,166,415     1,208,966     1,114,043
               165,364       149,968       149,823       138,130       139,183       134,141
                52,867        53,659        54,159        51,536        45,504        43,577
                16,394        15,732        12,045        11,343        14,482        14,070
                10,776          (578)       (2,451)       (8,741)        1,541        (5,654)
            ----------    ----------    ----------    ----------    ----------    ----------
             1,486,131     1,339,899     1,253,303     1,358,683     1,409,676     1,300,177
            ----------    ----------    ----------    ----------    ----------    ----------
               115,517       100,156       108,310        93,615        92,345        90,122
                43,896        36,863        43,095        36,841        29,743        38,100
            ----------    ----------    ----------    ----------    ----------    ----------
                71,621        63,293        65,215        56,774        62,602        52,022
                20,289        --            --            --            --            --
            ----------    ----------    ----------    ----------    ----------    ----------
            $   91,910    $   63,293    $   65,215    $   56,774    $   62,602    $   52,022
                   5.8%          4.4%          4.8%          3.9%          4.2%          3.8%
                  16.8%         12.9%         14.8%         14.4%         17.6%         16.4%
            ----------    ----------    ----------    ----------    ----------    ----------
            $  439,250    $  417,332    $  246,661    $  233,554    $  202,890    $  202,579
                  3.24          3.06          2.49          2.34          2.24          2.14
            $   79,509    $   82,090    $   60,102    $   75,606    $   85,192    $   54,872
            $  400,996    $  374,628    $  367,789    $  360,950    $  348,740    $  313,794
            $1,114,575    $1,056,298    $  819,768    $  810,292    $  755,777    $  732,851
            $  240,709    $  242,641    $   95,590    $  136,020    $  143,409    $  146,964
            $  578,341    $  513,615    $  465,465    $  415,410    $  374,786    $  336,713
            $    12.89    $    11.47    $    10.43    $     9.39    $     8.51    $     7.69
            ----------    ----------    ----------    ----------    ----------    ----------
                 5,784         5,823         5,965         6,228         6,618         6,782
                50,499        49,477        44,538        44,267        43,956        43,426
            $     1.93    $     1.36    $     1.47    $     1.28    $     1.43    $     1.20
            $     1.91    $     1.35    $     1.44    $     1.26    $     1.39    $     1.16
            $      .73    $      .60    $      .55    $      .50    $      .48    $      .43
            $      .70    $      .58    $      .53    $      .50    $      .47    $      .42
            $     2.65    $     2.65    $     2.65    $     2.65    $     2.65    $     2.65
            $    19-15    $    24-13    $    20-13    $    14-11    $     13-9    $     12-6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

     Cash flow from operations continues to be a prime source of funds for Witco. Over the past three years, cash provided by operations exceeded $436 million, an amount sufficient to fund working capital requirements, support the Company's internal capital investment program, and sustain an increasing rate of dividends paid. The Company anticipates that cash flow from operations will be sufficient to fund, for the foreseeable future, capital investments, dividend payments, commitments on environmental remediation projects, and operating requirements.

     In the fourth quarter Witco sold the operations of a subsidiary, Chemprene, Inc., for $24.2 million in cash. This divestiture is consistent with management's intent to divest assets that do not meet the Company's long-term strategic objectives. Management expects to complete the sale of other non-core businesses in 1994, with the resulting cash flow from these divestitures being used to further strengthen the Company's core businesses of specialty chemical and petroleum products.

     During 1993 Witco repaid the $440 million short-term indebtedness incurred in connection with the November 1992 acquisition of the Industrial Chemicals and Natural Substances divisions of Schering AG (Schering Acquisition). The funds used to repay this debt were provided by the completion of all phases of the Company's long-term financing strategy, which included a public offering of common stock, issuance of 10 and 30 year notes and debentures, and 5 year German bank loans. Net proceeds from these long-term financings totalled $457.8 million. Additional details regarding the impact of operating, investing, and financing activities on the Company's cash position can be found in the Consolidated Statements of Cash Flows.

     On March 11, 1994 the Company called for redemption on March 28, 1994 all of its 5 1/2% Convertible Subordinated Debentures due 2012 of which $150 million is outstanding. The debentures are convertible into common stock of the Company at a conversion price of $27.28 per share, which price was below the market price for the Company's common stock on the New York Stock Exchange on March 10, 1994. Therefore, the Company believes most of the debentures will be converted into common stock. If all debentures are converted, approximately 5.5 million additional shares of common stock will become issued and outstanding. However, the issuance of additional common stock by reason of conversion of any of these debentures will have no effect upon the Company's earnings per share calculations as the shares underlying the debentures have been considered as common stock equivalents in such calculations. If all debentures were to be redeemed rather than converted, the total cost to the Company would be $152.8 million. The Company will fund any redemptions through a combination of available cash and short-term borrowings.

     The Company, through certain of its international subsidiaries, has arrangements with various banks for lines of credit. At December 31, 1993, these lines of credit aggregated $40.2 million, of which $37.4 million was unused at year-end. Witco has also entered into certain long-term hedging arrangements to protect against possible adverse currency exchange and interest rate fluctuations (see Note 8 of the Notes to Financial Statements for additional details).

CAPITAL INVESTMENTS AND COMMITMENTS

     In 1993 the Company continued its program of upgrading existing facilities for efficiencies to best meet changing market demands. Internal capital expenditures in 1993 were $103.7 million, bringing the total for the past three years to $250.6 million. Capital expenditures are expected to approximate $110 million in 1994.

     The Company's European manufacturing base, which was greatly expanded by the Schering Acquisition, remains a focal point of Witco's capital investment program. In 1993 management authorized capital projects at the Company's European facilities of $44.4 million, reflecting management's commitment to enhancing manufacturing capabilities to better position itself to take advantage of growth opportunities as the European economy stabilizes.

     In the fourth quarter of 1993 the Board of Directors authorized certain amendments to the domestic salaried pension plans. These improvements, in conjunction with changes to actuarial assumptions relating to the discount rate on pension obligations and the expected long-term rate of return on plan assets, will increase 1994 pension costs by approximately $9.2 million. The Company anticipates that cash flow will not be materially affected by these changes.

     Also in the fourth quarter, the Company announced its intention to sell its Battery Parts Division, and to effect a reduction of approximately four percent in its worldwide employee population of 8,200. Reserves of $31.4 million have been recorded, principally for severance costs and the anticipated loss on the sale of Battery Parts' net assets. The Company anticipates that cash outlays of $16.9 million relative to these reserves will be made over the next two years and will be funded through cash flow from operations.

ENVIRONMENTAL MATTERS

     The chemical and petroleum industries in which Witco operates have experienced increased operating costs and capital investments due to statutes and regulations at the federal, state, and local levels for the protection of the environment and the health and safety of employees and others. Witco believes that expenditures for compliance with these statutes and regulations will continue to have a significant impact upon the conduct of its business. The trend for greater environmental awareness and more stringent environmental regulations is likely to continue and while Witco cannot accurately predict how this trend will affect future operations and earnings, Witco does not believe its costs will significantly vary from those of its competitors in the chemical and petroleum industries.

     Witco evaluates and reviews environmental reserves for future remediation and compliance costs on a quarterly basis. To determine the appropriate reserve amounts, management reviews all available facts and evaluates the probability and scope of potential liabilities. Inherent in this process are considerable uncertainties which affect Witco's ability to estimate the ultimate costs of remediation efforts. Such uncertainties include the nature and extent of contamination at each site, evolving governmental standards regarding remediation requirements, the number and financial condition of other potentially responsible parties at multi-party sites, innovations in remediation and restoration technology, and the identification of additional environmental sites. As a result, as remediation efforts proceed at existing sites and new sites are assimilated into the review process, charges against income for environmental reserves could have a material effect on results of operations in a particular quarter or year. However, such charges are not expected to have a material adverse effect on Witco's consolidated financial position, cash flow, or liquidity.

     At December 31, 1993, environmental reserves amounted to $99.6 million, of which $52.8 million was provided for in 1993. These reserves reflect management's assessment of future remediation and compliance costs in light of all currently available information. Witco expended $15.1 million in 1993 against these reserves and anticipates 1994 expenditures to approximate $29 million.

     Capital expenditures for environmental control equipment and facilities amounted to $12.3 million in 1993, and $34.1 million for the past three years. The Company estimates that from 1994 through 1996, approximately $45 million will be expended on environmental capital projects.

     Witco is continuing its efforts to reduce hazardous waste and emissions generated by its operations. Through improved operating efficiencies, installation of additional environmental control equipment, and utilization of the latest innovations in waste treatment technology, management believes that direct recurring operating costs associated with managing hazardous substances and pollution can be controlled. Such costs amounted to $23.6 million in 1993.

RESULTS OF OPERATIONS

     The Company's reported net income of $19.8 million for 1993 and $39.2 million for 1992 included several non-recurring items. Comparisons of net income for the three year period ended December 31, 1993 are affected by these items. The following table shows the effect of these non-recurring items on net income. The pre-tax values of these items, except the accounting change which was shown separately, were included in the 'Other expense (income) -- net' caption of the Consolidated Statements of Income.

                                            1993                          1992                          1991
                                  ---------------------------  ---------------------------  -----------------------------
                                  PRE-TAX   NET    NET INCOME  PRE-TAX   NET    NET INCOME  PRE-TAX   NET     NET INCOME
                                  INCOME   INCOME  PER SHARE   INCOME   INCOME  PER SHARE   INCOME   INCOME   PER SHARE
                                  -------  ------  ----------  -------  ------  ----------  -------  ------   ---------
                                                        (MILLIONS OF DOLLARS EXCEPT PER SHARE DATA)
Income excluding non-recurring
  items.........................  $137.9   $87.8      $1.70    $102.2   $67.2      $1.46    $109.8   $73.5    $1.60
Provision for environmental
  remediation and compliance....   (52.8)  (34.3)      (.63)     --      --        --         --      --       --
Provision for disposition of a
  business......................   (19.2)  (12.4)      (.23)     --      --        --         --      --       --
Provision for work force
  reduction.....................   (12.2)   (7.9)      (.14)     --      --        --         --      --       --
Gain on sale of the operations
  of a subsidiary...............     8.8     5.7        .11      --      --        --         --      --       --
Charge for a legal judgment.....   (11.6)   (7.6)      (.14)     --      --        --         --      --       --
Provision for loss on sublease
  of office facilities..........    (9.2)   (6.1)      (.11)     --      --        --         --      --       --
Other -- net....................    (8.4)   (5.4)      (.10)     --      --        --         --      --       --
Provision for consolidation of
  offices.......................    --      --        --        (20.1)  (13.3)      (.27)     --      --       --
                                 -------  ------     -----    -------  ------     -----    -------  ------    -----
Income before cumulative effect
  of accounting change..........    33.3    19.8        .46      82.1    53.9       1.19     109.8    73.5     1.60
Accounting change (adoption of
  SFAS No. 106).................    --      --        --         --     (14.7)      (.29)     --      --       --
                                  -------  ------     -----    -------  ------     -----    -------  ------   -----
Income as reported..............  $ 33.3   $19.8      $ .46    $ 82.1   $39.2      $ .90    $109.8   $73.5    $1.60
                                  -------  ------     -----    -------  ------     -----    -------  ------   -----
                                  -------  ------     -----    -------  ------     -----    -------  ------   -----

     The current year's $34.3 million environmental provision reflected the Company's assessment of the remediation and compliance costs it will incur to comply with regulatory requirements and standards. Additionally, the Company has established provisions of $12.4 million for the planned divestiture of the Battery Parts Division and $7.9 million for the reduction of approximately 4 percent of the Company's worldwide work force, as part of its strategy to realign and reorganize operations to emphasize core businesses. Consistent with this strategy, during 1993 the Company sold the operations of its Chemprene subsidiary for a net gain of $5.7 million. The $7.6 million legal settlement recorded in 1993 resulted from a judgment against the Company in the Lightning Lube litigation. Current year results also included a loss of $6.1 million attributable to an agreement to sublease two office facilities resulting from the Company's commitment to relocate to a new world headquarters.

     1992 results included a charge of $13.3 million relating to the Company's decision to bring certain operating management together with executive management and administrative functions through the consolidation of offices into a new world headquarters. An accounting change resulting from the adoption of Statement of Financial Accounting Standards No. 106 for postretirement benefits other than pensions further reduced net income by $14.7 million in 1992.

1993 VS. 1992

     Net income, adjusted to exclude non-recurring items, was $87.8 million in 1993, compared to $67.2 million in 1992. The 31 percent increase in net income, before non-recurring items, was primarily attributable to record sales, which rose 24 percent to $2.1 billion, and a 1 percent improvement in gross margins. The acquisition of the Schering businesses accounted for the higher sales and approximately 50 percent of the improved margins. The remaining improvement in margins was attributable to a reduction in key raw material feedstock costs and operating efficiencies in both the Petroleum and Diversified Products Segments. Increases in selling and administrative expenses, depreciation and amortization, and interest, primarily attributable to the Schering Acquisition, partially offset the higher sales and improved margins.

     The Company does not allocate income and expenses that are of a general corporate nature to industry segments in computing operating income. These include general corporate expenses, interest income and expense, and certain other income and expenses (see Note 15 of the Notes to Financial Statements).

     Current year's operating income was $114.5 million, compared to $129.7 million in 1992. A comparison of the results of these periods was affected by a net non-recurring charge of $74.8 million recorded in 1993. Excluding non-recurring items, operating income increased $59.6 million to $189.3 million. All segments reported operating earnings, exclusive of non-recurring items, that were appreciably higher than the preceding year (see segment information below).

CHEMICAL SEGMENT

     Chemical net sales of $1.2 billion in 1993 exceeded the previous year by approximately $396 million. The segment was able to sustain sales, excluding those relating to the acquisition, at 1992 levels despite a soft demand due to sluggish domestic and European economies. Sales attributable to the Schering Acquisition accounted for the 47 percent increase.

     Excluding the segment's $5.6 million of environmental charges recorded in 1993, current year's operating income of $113.8 million increased $39.5 million, or 53 percent, from 1992. Each of the segment's business groups reported 1993 earnings that were substantially higher than the preceding year. The inclusion of the acquired Schering businesses' full year operating results in 1993, compared to two months for 1992, accounted for the higher earnings. The Schering Acquisition contributed $41 million to the segment's 1993 operating earnings, compared to the reported loss of $2.2 million in 1992. International, principally Western Europe, and domestic operations contributed equally to the Schering Acquisition's current year earnings. The favorable earnings were also, in part, attributable to cost saving programs and the consolidation of sales and administrative functions in Europe, which minimized the effect the persistent European recession had on operations. Partially offsetting the positive impact that the Schering Acquisition and cost saving programs had on operations, the Oleochemicals/Surfactants Group was adversely affected by $3 million as a result of an increase in the cost of major commodity raw material feedstocks.

     Many  of  the  benefits  derived  from  the  actions  initiated  in   1993,
particularly cost reduction programs in the acquired Schering businesses, will not be fully realized until 1994 and beyond.

PETROLEUM SEGMENT

     Net sales in 1993 were $746 million, an increase of $11.7 million over the $734.3 million recorded in 1992. Despite a soft global economy and the strengthening of the dollar overseas, both 1993 sales volume and prices were generally comparable to the prior year. The acquisition of the business of IGI Petroleum Specialties, Inc. (PSI) late in 1992 bolstered 1993 sales. This business, which enhanced the segment's white oils and petroleum jellies marketing capabilities, contributed approximately $30 million to sales in 1993, compared to $2 million in 1992.

     Operating income for 1993 included non-recurring charges of $50.6 million attributable to an environmental provision and legal judgment. 1993 operating income, excluding these charges, was $65.6 million, an increase of $14.1 million, or 27 percent, over 1992. The Petroleum Specialties Group accounted for approximately two-thirds of the segment's higher earnings, excluding non-recurring charges, while the Lubricants Group's results accounted for the remaining improvement. Earnings from the Petroleum Specialties Group's domestic operations rose despite a sluggish economy and a shortage of critical sulfonate feedstocks. The PSI business added approximately $3 million to current year earnings. In addition, the ability to hold down manufacturing expenses and the inclusion of $3.1 million of demolition costs in 1992 contributed to the improved domestic results. The group's Holland operation reported lower earnings attributable to the depressed European economy and a stronger dollar.

     Lubricants Group's earnings improved approximately 20 percent during 1993. Higher earnings were primarily due to a stronger asphalt market and a 10 percent decline in crude oil feedstock costs at its California refinery. Additionally, the group's lube oil and grease operations reported 1993 earnings that were marginally higher than the previous year's. Lower crude oil and feedstock costs boosted these operations' material margins by 1 percent.

DIVERSIFIED PRODUCTS SEGMENT

     Segment operating earnings for 1993 included a net non-recurring charge of $18.7 million. The charge covered an expected loss on the disposition of the Battery Parts Division and environmental provisions, partially offset by a gain on the sale of the operations of the segment's Chemprene, Inc. subsidiary.

     Net sales, excluding those attributable to Chemprene, Inc., were $154 million in 1993, an increase of 7 percent above sales for the corresponding operations in 1992. Operating income, excluding the results of Chemprene, Inc. and non-recurring items, increased $7.4 million, from $.4 million in 1992, to $7.8 million in 1993. Higher carbon black sales and earnings more than offset declines from each of the segment's other businesses. The carbon black business benefited from a 12 percent increase in volume, higher sales prices, and manufacturing efficiencies.

     The divestiture of assets that do not meet the Company's long-term business objectives is an important part of Witco's strategic focus to reorganize and grow core businesses. Hence, two of the segment's three remaining divisions, Battery Parts and Allied-Kelite, are slated for disposition in 1994. The disposition of the Battery Parts Division is expected to result in a loss, which was recognized in 1993.

1992 VS. 1991

     Excluding non-recurring charges, net income amounted to $67.2 million in 1992, a decrease of 9 percent compared to net income of $73.5 million in 1991. Included in the $67.2 million was a net loss of $2.8 million related to the Schering Acquisition.

     1992 sales, which included $72.3 million from the operations of the acquired Schering businesses, rose 6 percent above 1991 to a record level of $1.7 billion. Despite record sales attributed to a 5 percent increase in volume, earnings declined as a result of increased selling and administrative expenses, higher depreciation and amortization, and an erosion of sales prices. The Schering Acquisition and increased litigation costs accounted for the higher expenses, while competitive pressures, reflective of a soft global economy, resulted in depressed selling prices.

     Operating income generated by the Company's business segments in 1992 was $129.7 million, a decrease of $6.8 million, or 5 percent, from 1991.

CHEMICAL SEGMENT

     1992 net sales, which included $72.3 million from the acquired Schering businesses, reached $836.8 million, an increase of 12 percent from 1991. Sales, excluding those credited to the Schering Acquisition, increased $14.7 million, or 2 percent, primarily due to a 4 percent increase in sales volume attributable to the segment's domestic operations. Operating income was $74.3 million in 1992, an increase of $3.7 million, or 5 percent, from 1991. Operating earnings for 1992 contained a $2.2 million operating loss reported by the acquired Schering businesses. These operations were adversely affected by the sharp downturn in the German economy and normal cyclical weaknesses.

     Income from the segment's domestic operations improved $7.1 million, while international earnings for 1992 were $3.4 million below those reported in 1991. The segment's Oleochemicals/Surfactants Group's domestic operations reported increased operating income as a result of greater shipment volume and higher sales prices, while the Polymer Additives Group's domestic operation's earnings declined due to the recession sensitive nature of its business. The segment's international operating results reflected a loss from the Schering Acquisition and lower sales volume reported by Witco Israel.

PETROLEUM SEGMENT

     Segment net sales increased less than 1 percent from $732.1 million in 1991 to $734.3 million in 1992. The effect of a 5 percent increase in sales volume during this period was offset by a decline in prices. Operating income was $51.5 million for 1992, a decrease of $14 million, or 21 percent, from 1991.

     The decline in profitability was confined to the segment's domestic operations, which reported a $14.5 million, or 30 percent, decrease in operating income. These results were indicative of a soft economy, as evidenced by a 5 percent decline in sales prices. Material margins were adversely affected by the reduction in sales prices that outpaced a reduction in average material costs. Also contributing to the decline in operating income were significant 1992 charges for litigation and demolition costs. Operating income for the segment's international subsidiaries increased $.5 million, a result of lower material costs and higher sales volume.

DIVERSIFIED PRODUCTS SEGMENT

     Net sales in 1992 were $175.1 million, a $10.1 million, or 6 percent, increase over 1991. Improved sales were attributed to greater volume and higher sales prices. Operating income reported in 1992 of $4 million represented an increase of $3.5 million over 1991. Despite significant losses experienced in carbon black products before industry price increases took hold and volumes increased late in the year, the segment's improved operating performance was reflective of increased sales and a gain from the sale of a former manufacturing facility.

OUTLOOK

     Witco will divest its Allied-Kelite and Battery Parts divisions' businesses in 1994 as a part of its effort to concentrate on its core businesses in the Petroleum and Chemical Segments. Evaluation of possible divestiture of other business units within Witco will continue on the basis of return-on-equity performance, strategic significance, and other factors.

     Global expansion of core businesses in the Chemical and Petroleum Segments will remain a Company focus in 1994. With the continuation of the European recession, Witco's businesses in Europe may not exceed their 1993 performance levels in 1994. Witco's European operations should benefit from additional operational efficiencies and any future economic recovery in Europe. As the North American recovery slowly grows in 1994, Witco's results from operations for its businesses operating there should continue to improve.

     The Pacific Rim has been targeted as a growth market for certain of Witco's product lines and implementation of the market entry strategy for that region will continue in 1994. Acquisitions and joint ventures which will enhance existing market positions in core product lines will be evaluated on a case-by-case basis in 1994.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
WITCO CORPORATION

We have audited the accompanying consolidated balance sheets of Witco Corporation and Subsidiary Companies as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Witco Corporation and Subsidiary Companies at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 12 to the financial statements, in 1992, the Company changed its method of accounting for postretirement benefits other than pensions.

                                          ERNST & YOUNG

Stamford, Connecticut
January 27, 1994,
except for Note 7, as to which
the date is March 11, 1994

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            1993          1992
                                                                                         ----------    ----------
                                                                                         (IN THOUSANDS EXCEPT PER
                                                                                               SHARE DATA)
                                        ASSETS
Current Assets
     Cash and cash equivalents........................................................   $  183,050    $  134,447
     Accounts and notes receivable, less allowances of $6,821 and $5,623..............      340,850       329,160
     Inventories......................................................................      227,469       249,664
     Prepaid and other current assets.................................................       41,204        34,074
                                                                                         ----------    ----------
          Total Current Assets........................................................      792,573       747,345
                                                                                         ----------    ----------
Property, Plant and Equipment, less accumulated depreciation of $621,684 and
  $566,682............................................................................      696,462       721,171
Intangible Assets, less accumulated amortization of $38,612 and $25,282...............      217,032       249,867
Deferred Costs and Other Assets.......................................................      132,931        93,411
                                                                                         ----------    ----------
          Total Assets................................................................   $1,838,998    $1,811,794
                                                                                         ----------    ----------
                                                                                         ----------    ----------
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Notes and loans payable..........................................................   $    4,194    $  461,269
     Accounts payable and other current liabilities...................................      337,144       307,687
                                                                                         ----------    ----------
          Total Current Liabilities...................................................      341,338       768,956
                                                                                         ----------    ----------
Long-term Debt........................................................................      496,266       173,086
Deferred Federal and Foreign Income Taxes.............................................       74,612       108,248
Deferred Credits and Other Liabilities................................................      213,367       147,208
Shareholders' Equity
     $2.65 Cumulative Convertible Preferred Stock, par value $1 per share
          Authorized -- 14 shares.....................................................
          Issued and outstanding -- 9 shares..........................................            9             9
     Common stock, par value $5 per share
          Authorized -- 100,000 shares................................................
          Issued -- 50,818 shares and 22,534 shares...................................      254,089       112,670
     Capital in excess of par value...................................................        6,123         5,077
     Equity adjustments:
          Foreign currency translation................................................      (23,723)       (6,489)
          Pensions....................................................................       (6,548)       (3,344)
     Retained earnings................................................................      488,241       515,566
     Treasury stock, at cost -- 318 and 306 shares....................................       (4,776)       (9,193)
                                                                                         ----------    ----------
          Total Shareholders' Equity..................................................      713,415       614,296
                                                                                         ----------    ----------
          Total Liabilities and Shareholders' Equity..................................   $1,838,998    $1,811,794
                                                                                         ----------    ----------
                                                                                         ----------    ----------

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------
                                                                            1993          1992          1991
                                                                         ----------    ----------    ----------
                                                                                (IN THOUSANDS OF DOLLARS
                                                                                 EXCEPT PER SHARE DATA)
Revenues
     Net sales........................................................   $2,142,555    $1,728,896    $1,630,521
     Interest.........................................................        8,679         9,303        10,529
                                                                         ----------    ----------    ----------
          Total Revenues..............................................    2,151,234     1,738,199     1,641,050
                                                                         ----------    ----------    ----------
Costs and Expenses
     Cost of goods sold (exclusive of depreciation and
       amortization)..................................................    1,649,143     1,355,450     1,270,954
     Selling and administrative expenses..............................      230,722       190,339       178,573
     Depreciation and amortization....................................      102,502        76,162        67,622
     Interest.........................................................       34,984        16,448        16,027
     Other expense (income) -- net....................................      100,552        17,688        (1,930)
                                                                         ----------    ----------    ----------
          Total Costs and Expenses....................................    2,117,903     1,656,087     1,531,246
                                                                         ----------    ----------    ----------
     Income before Federal and Foreign Income Taxes and Cumulative
       Effect of Accounting Change....................................       33,331        82,112       109,804
Federal and Foreign Income Taxes......................................       13,568        28,247        36,329
                                                                         ----------    ----------    ----------
     Income before Cumulative Effect of Accounting Change.............       19,763        53,865        73,475
Cumulative Effect of Accounting Change................................       --           (14,690)       --
                                                                         ----------    ----------    ----------
          Net Income..................................................   $   19,763    $   39,175    $   73,475
                                                                         ----------    ----------    ----------
                                                                         ----------    ----------    ----------
Net Income Per Common Share: Primary
     Income before cumulative effect of accounting change.............      $.46         $1.19         $1.60
     Cumulative effect of accounting change...........................       --          (.29)           --
                                                                            ----         -----         -----
          Net Income Per Common Share: Primary........................      $.46          $.90         $1.60
                                                                            ----         -----         -----
                                                                            ----         -----         -----
Net Income Per Common Share: Fully Diluted
     Income before cumulative effect of accounting change.............      $.46         $1.18         $1.59
     Cumulative effect of accounting change...........................       --          (.29)           --
                                                                            ----         -----         -----
          Net Income Per Common Share: Fully Diluted..................      $.46          $.89         $1.59
                                                                            ----         -----         -----
                                                                            ----         -----         -----

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                  1993        1992        1991
                                                                                --------    --------    --------
                                                                                   (IN THOUSANDS OF DOLLARS)
Operating Activities
     Net income..............................................................   $ 19,763    $ 39,175    $ 73,475
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization......................................    102,502      76,162      67,622
          Provision for environmental remediation and compliance.............     52,810       --          --
          Provision for work force reduction and other matters...............     29,784       --          --
          Provision (benefit) for deferred income taxes......................    (24,639)       (641)      5,017
          Provision for disposition of a business............................     19,200       --          --
          Gains on dispositions..............................................     (8,810)       (542)     (2,988)
          Pension charge (credit)............................................      1,221      (6,218)     (6,424)
          Provision for consolidation of offices.............................      --         20,135       --
          Cumulative effect of accounting change.............................      --         14,690       --
          Changes in operating assets and liabilities:
               Accounts receivable...........................................    (26,101)     (3,140)      4,707
               Inventories...................................................     13,490     (11,783)      2,162
               Prepaid and other current assets..............................        513      (4,488)        209
               Accounts payable and other current liabilities................     (6,908)     24,950     (24,813)
          Other..............................................................     (1,427)     (1,098)     (1,547)
                                                                                --------    --------    --------
          Net Cash Provided by Operating Activities..........................    171,398     147,202     117,420
                                                                                --------    --------    --------
Investing Activities
     Expenditures for property, plant and equipment..........................   (103,689)    (72,594)    (74,307)
     Proceeds from dispositions..............................................     24,160       4,449      11,326
     Acquisitions of businesses, net of cash acquired........................     (3,691)   (441,633)     (1,060)
     Other...................................................................     (4,568)      2,392       1,542
                                                                                --------    --------    --------
          Net Cash Used in Investing Activities..............................    (87,788)   (507,386)    (62,499)
                                                                                --------    --------    --------
Financing Activities
     Payments on borrowings..................................................   (501,972)    (58,249)     (5,680)
     Proceeds from borrowings................................................    374,422     444,880      11,422
     Proceeds from issuance of common stock..................................    141,655       --          --
     Dividends paid..........................................................    (44,679)    (40,422)    (38,680)
     Proceeds from exercise of stock options.................................      5,236      16,500       1,366
     Other...................................................................     (3,499)     (1,069)      --
                                                                                --------    --------    --------
          Net Cash Provided by (Used in) Financing Activities................    (28,837)    361,640     (31,572)
                                                                                --------    --------    --------
Effects of Exchange Rate Changes on Cash and Cash Equivalents................     (6,170)     (6,260)       (491)
                                                                                --------    --------    --------
          Increase (Decrease) in Cash and Cash Equivalents...................     48,603      (4,804)     22,858
                                                                                --------    --------    --------
Cash and Cash Equivalents at Beginning of Year...............................    134,447     139,251     116,393
                                                                                --------    --------    --------
Cash and Cash Equivalents at End of Year.....................................   $183,050    $134,447    $139,251
                                                                                --------    --------    --------
                                                                                --------    --------    --------

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (IN THOUSANDS OF DOLLARS)

                                                                                EQUITY ADJUSTMENTS
                                                                              -----------------------
                                                                CAPITAL IN      FOREIGN                               TREASURY
                                       PREFERRED     COMMON     EXCESS OF      CURRENCY                  RETAINED     STOCK AT
                                         STOCK       STOCK      PAR VALUE     TRANSLATION    PENSIONS    EARNINGS       COST
                                       ---------    --------    ----------    -----------    --------    ---------    --------
Balance at December 31, 1990........      $10       $112,670     $   1,986     $  20,423     $ (5,570)   $ 484,412    $(26,459)
Net Income..........................                                                                        73,475
Cash Dividends Declared:
     Preferred stock................                                                                           (26)
     Common stock...................                                                                       (39,361)
Common Stock Issued:
     Employee plans.................                                                                          (433)      1,799
     Conversions....................                                    (5)                                 (1,058)      1,949
Equity Adjustments..................                                              (1,735)       3,623
                                          ---       --------    ----------    -----------    --------    ---------    --------
Balance at December 31, 1991........       10        112,670         1,981        18,688       (1,947)     517,009     (22,711)
Net Income..........................                                                                        39,175
Cash Dividends Declared:
     Preferred stock................                                                                           (24)
     Common stock...................                                                                       (40,594)
Common Stock Issued:
     Employee plans.................                                 3,383                                              13,117
     Conversions....................       (1)                        (287)                                                401
Equity Adjustments..................                                             (25,177)      (1,397)
                                          ---       --------    ----------    -----------    --------    ---------    --------
Balance at December 31, 1992........        9        112,670         5,077        (6,489)      (3,344)     515,566      (9,193)
Net Income..........................                                                                        19,763
Cash Dividends Declared:
     Preferred stock................                                                                           (24)
     Common stock...................                                                                       (47,064)
Common Stock Issued:
     Two-for-one stock split........                 127,045      (127,176)
     Public offering................                  14,374       127,281
     Employee plans.................                                 1,207                                               4,029
     Conversions....................                                  (266)                                                388
Equity Adjustments..................                                             (17,234)      (3,204)
                                          ---       --------    ----------    -----------    --------    ---------    --------
Balance at December 31, 1993........      $ 9       $254,089     $   6,123     $ (23,723)    $ (6,548)   $ 488,241    $ (4,776)
                                          ---       --------    ----------    -----------    --------    ---------    --------
                                          ---       --------    ----------    -----------    --------    ---------    --------


                                       TOTAL
                                      --------
Balance at December 31, 1990........  $587,472
Net Income..........................    73,475
Cash Dividends Declared:
     Preferred stock................       (26)
     Common stock...................   (39,361)
Common Stock Issued:
     Employee plans.................     1,366
     Conversions....................       886
Equity Adjustments..................     1,888
                                      --------
Balance at December 31, 1991........   625,700
Net Income..........................    39,175
Cash Dividends Declared:
     Preferred stock................       (24)
     Common stock...................   (40,594)
Common Stock Issued:
     Employee plans.................    16,500
     Conversions....................       113
Equity Adjustments..................   (26,574)
                                      --------
Balance at December 31, 1992........   614,296
Net Income..........................    19,763
Cash Dividends Declared:
     Preferred stock................       (24)
     Common stock...................   (47,064)
Common Stock Issued:
     Two-for-one stock split........      (131)
     Public offering................   141,655
     Employee plans.................     5,236
     Conversions....................       122
Equity Adjustments..................   (20,438)
                                      --------
Balance at December 31, 1993........  $713,415
                                      --------
                                      --------

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the accounts of all majority owned subsidiaries after the elimination of inter-company transactions.

     Cash Equivalents: Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

     Inventories: Inventories are stated at cost, principally on the Last-In, First-Out (LIFO) basis which is not in excess of market. The balance of inventories is stated at the lower of cost on the First-In, First-Out (FIFO) basis or market.

     Property, Plant and Equipment: Property, plant and equipment is stated at cost and depreciation is provided principally using the straight-line method based on estimated useful lives.

     Intangible Assets: Intangible assets primarily include the excess of purchase price paid over the estimated fair value of net assets acquired (goodwill) and other intangibles which are principally being amortized over periods not in excess of forty years.

     Postemployment Benefits: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 112 'Employers' Accounting for Postemployment Benefits' effective January 1, 1993. SFAS 112 requires employers to accrue the cost of postemployment benefits, such as medical and disability benefits, as employees render services instead of when benefits are paid. The adoption of SFAS 112 did not have a material impact on the Company's financial position, results of operations, or cash flow.

     Research and Development Costs: The Company's research and development costs are charged to expense as incurred. These charges amounted to $49,494,000
(1993), $29,207,000 (1992), and $27,908,000 (1991).

     Environmental Remediation Costs: Environmental remediation costs are charged to expense if the remediation is the result of past practices or events and the expenditures are not expected to contribute to future operations. Projected costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated.

     Income Taxes: The Company elected to adopt SFAS No. 109 'Accounting for Income Taxes' effective January 1, 1992. The Company previously accounted for income taxes under SFAS 96. There was no significant effect on the financial results of the Company as the result of this change in accounting.

     Common Share Data: On September 2, 1993, the Board of Directors of the Company authorized a two-for-one common stock split in the form of a 100 percent stock distribution issuable to shareholders of record as of September 16, 1993. The distribution was made on October 5, 1993. All common stock share and per share data for 1993 and prior years, except for prior years' shareholders' equity, have been adjusted to reflect the split.

     Net income per common share is based upon net income adjusted for interest (net of tax) on the 5 1/2% convertible debentures and the dividend requirements of preferred stock. The weighted average number of common shares outstanding during each year includes common stock equivalents, principally shares issuable in connection with the 5 1/2% convertible debentures and the Company's stock option plans. Fully diluted net income per common share additionally reflects the assumed conversion of the outstanding convertible preferred stock.

NOTE 2 -- ACQUISITIONS AND DISPOSITIONS

     On November 1, 1993, the Company sold the operations of its Chemprene, Inc. subsidiary to CMP Acquisition Corporation for $24,160,000 resulting in a gain of $5,726,000, or $.11 per common share. Chemprene manufactures lightweight belting, coated fabrics, and industrial diaphragms. The operating results of this subsidiary were not significant to the consolidated results of operations.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     In October 1992 the Company acquired the businesses of IGI Petroleum Specialties, Inc. (PSI), a wholly owned subsidiary of The International Group, Inc. (U.S.) and certain associated Canadian assets for $14,500,000. PSI was involved in the manufacturing and selling of white oils, petrolatums, and refrigeration oils. The acquisition was recorded as a purchase and the results since the acquisition have not been significant to the consolidated results of operations.

     On November 2, 1992, the Company acquired for cash the Industrial Chemicals and Natural Substances divisions of Schering AG. The acquired divisions manufacture and market surfactants, oleochemicals, and polymer additives with operations at ten manufacturing facilities in seven countries. The acquisition was accounted for as a purchase and results of operations have been included in the consolidated financial statements from the acquisition date. The purchase price of approximately $440,000,000 is subject to adjustment based on changes in net worth of the businesses acquired for a defined period to the acquisition date. The amount of any net worth based adjustment is not expected to be material in relation to the purchase price. An allocation of the purchase price resulted in an excess over the estimated fair value of net assets acquired (goodwill) of approximately $119,000,000. This is being amortized on a straight-line basis over forty years. Results for 1993 included net sales of $474,700,000 and net income of $16,200,000, or $.30 per common share, compared to net sales of $72,300,000 and a net loss of $2,800,000, or $.06 per common share, in 1992 as the result of the acquisition, including associated financing costs.

     The following unaudited pro forma results present the estimated consolidated financial results as if the Schering Acquisition had occurred at the beginning of the years indicated and are not indicative of the results that would have occurred had this acquisition been made on these dates, and are not indicative of future results.

                                                      1992                                    1991
                                      ------------------------------------    ------------------------------------
                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales..........................                $2,194,420                              $2,141,486
                                                -------------                           -------------
Income before cumulative effect of
  accounting change................                $   63,519                              $   65,990
Cumulative effect of accounting
  change...........................                   (14,690)                                 --
                                                -------------                           -------------
     Net income....................                $   48,829                              $   65,990
                                                -------------                           -------------
Net income per common
  share -- primary
     Income before cumulative
       effect of accounting
       change......................                $     1.38                              $     1.45
     Cumulative effect of
       accounting change...........                      (.29)                                     --
                                                -------------                           -------------
     Net income per common
       share -- primary............                $     1.09                              $     1.45
                                                -------------                           -------------
                                                -------------                           -------------

NOTE 3 -- OTHER EXPENSE (INCOME) -- NET

     The components of other expense (income) -- net are as follows:

                                                                           1993       1992       1991
                                                                         --------    -------    -------
                                                                             (THOUSANDS OF DOLLARS)
Provision for environmental remediation and compliance................   $ 52,810    $ --       $ --
Provision for disposition of a business...............................     19,200      --         --
Provision for work force reduction....................................     12,200      --         --
Charge for a legal judgment...........................................     11,636      --         --
Provision for loss on sublease of office facilities...................      9,184      --         --
Gain on sale of the operations of a subsidiary........................     (8,810)     --         --
Provision for the consolidation of offices............................      --        20,135
Other -- net..........................................................      4,332     (2,447)    (1,930)
                                                                         --------    -------    -------
                                                                         $100,552    $17,688    $(1,930)
                                                                         --------    -------    -------
                                                                         --------    -------    -------

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- INVENTORIES

     Inventories are classified as follows:

                                                                                   1993         1992
                                                                                 --------      --------
                                                                                 (THOUSANDS OF DOLLARS)
Raw materials and supplies....................................................   $ 81,440      $ 89,305
Finished goods................................................................    146,029       160,359
                                                                                 --------      --------
                                                                                 $227,469      $249,664
                                                                                 --------      --------
                                                                                 --------      --------

     Work in progress included above is not significant.

     Inventories valued on a LIFO basis, at December 31, 1993 and 1992, amounted to $143,317,000 and $147,670,000, respectively. Inventories would have been $57,849,000 and $71,023,000 higher than reported at December 31, 1993 and 1992 if the FIFO method (which approximates current cost) had been used by the Company for all inventories.

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                                                1993           1992
                                                                             ----------     ----------
                                                                              (THOUSANDS OF DOLLARS)
Land......................................................................   $   32,150     $   29,607
Buildings and improvements................................................      175,501        186,533
Machinery, fixtures and equipment.........................................    1,055,134      1,028,445
Assets under construction.................................................       55,361         43,268
                                                                             ----------     ----------
                                                                              1,318,146      1,287,853
Less accumulated depreciation.............................................      621,684        566,682
                                                                             ----------     ----------
                                                                             $  696,462     $  721,171
                                                                             ----------     ----------
                                                                             ----------     ----------

NOTE 6 -- INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                                   1993          1992
                                                                                 --------      --------
                                                                                 (THOUSANDS OF DOLLARS)
Goodwill......................................................................   $160,091      $178,566
Patents and licenses..........................................................     37,341        47,778
Other.........................................................................     58,212        48,805
                                                                                 --------      --------
                                                                                  255,644       275,149
Less accumulated amortization.................................................     38,612        25,282
                                                                                 --------      --------
                                                                                 $217,032      $249,867
                                                                                 --------      --------
                                                                                 --------      --------

NOTE 7 -- INDEBTEDNESS

     In 1993 the Company repaid the $440,000,000 short-term debt incurred to finance the Schering Acquisition. The funds were provided by net proceeds from a public offering of shares of common stock and the issuance of long-term debt, which included $165,000,000 of 6.60% notes due 2003, $110,000,000 of 7.75%
debentures due 2023, and 70,000,000 Deutsche Marks of 7.325% notes from German banks due 1998 ($40,313,000 at December 31, 1993).

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Following is a summary of long-term debt:

                                                                                   1993          1992
                                                                                 --------      --------
                                                                                 (THOUSANDS OF DOLLARS)
6.60% Notes due 2003..........................................................   $165,000      $  --
7.75% Debentures due 2023.....................................................    110,000         --
7.325% Notes due 1998.........................................................     40,313         --
5.85% Pollution Control Revenue Bonds due 2023................................     10,000         --
8.94% Pollution Control Revenue Bond due 1993.................................      --           10,000
Industrial Development Revenue Bond due 2014..................................      8,500         8,500
5 1/2% Convertible Subordinated Debentures due 2012 with annual sinking fund
  payments of $7,500 beginning 1997...........................................    150,000       150,000
Other.........................................................................     14,663        18,304
                                                                                 --------      --------
                                                                                  498,476       186,804
Less amounts included in notes and loans payable..............................      2,210        13,718
                                                                                 --------      --------
                                                                                 $496,266      $173,086
                                                                                 --------      --------
                                                                                 --------      --------

     The 8.94% Pollution Control Revenue Bond due 1993 in the amount of $10,000,000 was refinanced with the proceeds from the issuance of the 5.85% Pollution Control Revenue Bonds due 2023 for the same amount.

     The Company's 5 1/2% convertible debentures are convertible into common stock at $27.28 per share and are redeemable at a premium for cash at the option of the Company. On March 11, 1994, the Company announced its intention to redeem these debentures.

     The Company has arrangements with various banks for lines of credit for its international subsidiaries aggregating $40,190,000 of which $2,823,000 was utilized at December 31, 1993.

     Principal maturities of long-term debt at December 31, 1993 are  $2,210,000
(1994), $2,985,000 (1995), $2,009,000 (1996), $9,539,000 (1997), and $48,627,000
(1998).

     Following is a summary of interest:

                                                                        1993        1992        1991
                                                                       -------     -------     -------
                                                                           (THOUSANDS OF DOLLARS)
Interest expense....................................................   $34,984     $16,448     $16,027
Capitalized interest................................................     1,923         851       1,164
                                                                       -------     -------     -------
          Total interest incurred...................................   $36,907     $17,299     $17,191
                                                                       -------     -------     -------
                                                                       -------     -------     -------
          Total interest payments...................................   $30,098     $18,219     $16,792
                                                                       -------     -------     -------
                                                                       -------     -------     -------

NOTE 8 -- FINANCIAL INSTRUMENTS

     In 1993 and 1992, the Company entered into several foreign currency forward contracts, currency swaps, and other financial market instruments to hedge the effect of foreign currency fluctuations on the financial statements. The foreign exchange contracts are accounted for as hedges of net investments, commitment hedges, and transaction hedges. Gains and losses on hedges of net investments are recognized as a component of shareholders' equity. Generally, gains and losses on the commitment hedges are deferred and included in the basis of the transaction underlying the commitment. Gains and losses on transaction hedges are recognized in income and offset the foreign exchange gains and losses on the related transaction.

     At December 31, 1993 and 1992, the Company had outstanding contracts to hedge its foreign net investments and other foreign exposures. The aggregate face value of these contracts, with notional amounts of $210,626,000 (1993) and $414,894,000 (1992), also fix the interest rates on approximately $209,326,000 of indebtedness at a weighted average interest rate of approximately 8 percent. The net

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

interest rate differentials that are paid or received are reflected currently as adjustments to interest expense. The foreign currency contracts are primarily in German marks and expire at various dates through March 2003.

     These contracts have been entered into with major international financial institutions. The risk associated with these transactions is the cost of replacing, at current market rates, agreements in the event of default by the counterparties. Management believes the risk of incurring such losses is remote.

     The following methods and assumptions were used to estimate the fair value of financial instruments as required by Statement of Financial Accounting Standards No. 107, 'Disclosures about Fair Value of Financial Instruments.'

     Cash and cash equivalents: The carrying amount approximates fair value due to the short maturity of these instruments.

     Notes receivable: The fair value is estimated by discounting the future cash flows using the interest rates at which similar loans would be made under current conditions.

     Long-term debt (including short-term portion): The fair value of the 5 1/2% Convertible Subordinated Debentures and the 7.45% Debentures are based on their quoted market price on the New York Stock Exchange. The fair value for the 6.60% Notes and the 7.75% Debentures were based on market values as furnished by investment banking firms. For all other long-term debt which has no quoted market price, the fair value is estimated by discounting projected future cash flows using the Company's incremental borrowing rate.

     Foreign currency/interest rate swap contracts: The fair value is the amount at which the contracts could be settled based on quotes provided by investment banking firms.

     Fair Values of Financial Instruments: The following table shows the carrying amounts and estimated fair values of material financial instruments used by the Company in the normal course of its business.

                                                                            1993                    1992
                                                                    --------------------    --------------------
                                                                    CARRYING      FAIR      CARRYING      FAIR
                                                                     AMOUNT      VALUE       AMOUNT      VALUE
                                                                    --------    --------    --------    --------
                                                                               (THOUSANDS OF DOLLARS)
Cash and cash equivalents........................................   $183,050    $183,050    $134,447    $134,447
Notes receivable.................................................   $  2,864    $  2,864    $  2,850    $  2,849
Long-term debt...................................................   $498,476    $527,704    $186,804    $188,542
Off-balance sheet financial instruments:
     Unrealized loss on foreign currency/interest rate swap
       contracts.................................................      --       $ (6,268)      --          --

NOTE 9 -- SHAREHOLDERS' EQUITY

     On September 2, 1993, the Board of Directors of the Company declared a two-for-one stock split on the Company's common stock. This was paid in the form of a 100 percent stock distribution of 25,409,000 shares on October 5, 1993, to shareholders of record as of September 16, 1993. Accordingly, all share and per share data, as appropriate, reflect the effects of this split. The par value for the additional shares issued was transferred from capital in excess of par value to common stock.

     At December 31, 1993, unissued common stock of the Company was reserved for issuance in accordance with the terms of the convertible subordinated debentures (5,500,000 shares), the stock option plans (2,743,000 shares), and the $2.65 Cumulative Convertible Preferred Stock (143,000 shares).

     The Company has several stock option plans for certain employees. All options are granted at market value as of the date of grant and are exercisable in installments within a period not to exceed ten years from the date of grant. The options outstanding at December 31, 1993 expire on various dates

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

through June 2003. At December 31, 1993 and 1992, options for 1,271,000 and 1,964,000 shares of common stock, respectively, were available for grant.

     Stock option transactions were as follows:

                                                                 1993                           1992
                                                      ---------------------------    ---------------------------
(thousands of shares)                                 SHARES          PRICE          SHARES          PRICE
                                                      ------    -----------------    ------    -----------------
Outstanding at beginning of year...................   1,112     $  13.00 - $21.38    1,462     $  13.00 - $18.19
Granted............................................     692                $26.56      636                $21.38
Options exercised..................................    (328)    $  13.00 - $21.38     (986)    $  13.00 - $18.19
Cancelled..........................................      (4)               $17.31     --              --
                                                      ------    -----------------    ------    -----------------
     Outstanding at End of Year....................   1,472     $  13.00 - $26.56    1,112     $  13.00 - $21.38
                                                      ------    -----------------    ------    -----------------
                                                      ------    -----------------    ------    -----------------
     Exercisable at End of Year....................     201     $  17.31 - $26.56      144     $  16.88 - $21.38
                                                      ------    -----------------    ------    -----------------
                                                      ------    -----------------    ------    -----------------

     Each share of $2.65 Cumulative Convertible Preferred Stock is entitled to one vote and has a minimum liquidating preference of $66 per share. Each share is subject to redemption at the Company's option at $66 per share and is convertible into 16.8075 shares of the Company's common stock.

     The Company has authorized 8,300,000 shares of series preferred stock, which, when issued, will have such rights, powers, and preferences as shall be fixed by the Company's Board of Directors.

     Dividends declared per share on the Company's common stock amounted to $.96
(1993), $.92 (1992), and $.91 (1991).

     Common and preferred stock transactions were as follows:

                                                                               1993      1992      1991
                                                                              ------    ------    ------
                                                                                (THOUSANDS OF SHARES)
Convertible Preferred Stock
     Outstanding at beginning of year......................................        9        10        10
     Conversions...........................................................     --          (1)     --
                                                                              ------    ------    ------
          Outstanding at End of Year.......................................        9         9        10
                                                                              ------    ------    ------
                                                                              ------    ------    ------
Common Stock
     Outstanding at beginning of year......................................   22,534    22,534    22,534
     Shares issued through a public offering...............................    2,875      --        --
     Two-for-one stock split...............................................   25,409      --        --
                                                                              ------    ------    ------
          Issued at End of Year............................................   50,818    22,534    22,534
                                                                              ------    ------    ------
                                                                              ------    ------    ------
Treasury Stock
     In treasury at beginning of year......................................      306       757       882
     Two-for-one stock split...............................................      183      --        --
     Net shares issued under employee plans................................     (149)     (437)      (60)
     Conversions...........................................................      (22)      (14)      (65)
                                                                              ------    ------    ------
          In Treasury at End of Year.......................................      318       306       757
                                                                              ------    ------    ------
                                                                              ------    ------    ------

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- FEDERAL AND FOREIGN INCOME TAXES

     The components of income (loss) before federal and foreign income taxes and the cumulative effect of accounting change are:

                                                                          1993       1992        1991
                                                                        --------    -------    --------
                                                                            (THOUSANDS OF DOLLARS)
Domestic.............................................................   $(13,779)   $51,551    $ 72,719
International........................................................     47,110     30,561      37,085
                                                                        --------    -------    --------
                                                                        $ 33,331    $82,112    $109,804
                                                                        --------    -------    --------
                                                                        --------    -------    --------

     The provision for federal and foreign income taxes (exclusive of the tax benefit related to the cumulative effect of an accounting change of $7,567,000 in 1992) consists of the following:

                                                                           1993       1992       1991
                                                                         --------    -------    -------
                                                                             (THOUSANDS OF DOLLARS)
Current
     Domestic.........................................................   $ 21,745    $18,330    $17,936
     International....................................................     16,462     10,558     13,376
Deferred
     Domestic.........................................................    (22,291)     1,322      7,170
     International....................................................     (1,028)      (307)      (162)
Investment tax credit amortization....................................     (1,320)    (1,656)    (1,991)
                                                                         --------    -------    -------
                                                                         $ 13,568    $28,247    $36,329
                                                                         --------    -------    -------
                                                                         --------    -------    -------

     The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

                                                                                1993      1992      1991
                                                                                ----      ----      ----
Statutory federal income tax rate............................................   35.0%     34.0%     34.0%
Provision for non-deductible civil penalties.................................    4.0       --        --
Amortization of investment tax credits.......................................   (4.0)     (2.0)     (1.8)
Effect of U.S. tax rate increase on deferred tax balances....................    3.8       --        --
Other........................................................................    1.9       2.4        .9
                                                                                ----      ----      ----
                                                                                40.7%     34.4%     33.1%
                                                                                ----      ----      ----
                                                                                ----      ----      ----

     The components of deferred federal and foreign income taxes are as follows:

                                                                                     1993          1992
                                                                                   --------      --------
                                                                                   (THOUSANDS OF DOLLARS)
Current Deferred Tax (Assets) Liabilities:
     Reserve for environmental remediation and compliance.......................   $(10,112)     $ (7,843)
     Inventories................................................................      7,960         7,070
     Accrual items..............................................................     (7,774)       (7,357)
     Reserve for disposition of a business......................................     (6,720)        --
     Reserve for consolidation of offices.......................................     (6,028)       (6,846)
     Other -- net...............................................................     (2,953)       (2,322)
                                                                                   --------      --------
                                                                                   $(25,627)     $(17,298)
                                                                                   --------      --------
                                                                                   --------      --------

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                     1993          1992
                                                                                   --------      --------
                                                                                   (THOUSANDS OF DOLLARS)
Noncurrent Deferred Tax (Assets) Liabilities:
     Depreciation...............................................................   $ 97,291      $117,545
     Reserve for environmental remediation and compliance.......................    (24,752)      (12,433)
     Hedging instruments........................................................     16,225         --
     Foreign net operating loss carryforward....................................    (14,484)        --
     Pensions...................................................................     13,854        13,473
     Postretirement benefits other than pensions................................     (9,907)      (10,139)
     Reserve for work force reduction...........................................     (4,270)        --
     Other -- net...............................................................        655          (198)
                                                                                   --------      --------
                                                                                   $ 74,612      $108,248
                                                                                   --------      --------
                                                                                   --------      --------

     U.S. federal income taxes have not been provided on approximately $160,000,000 of unremitted earnings of the Company's international subsidiaries at December 31, 1993. As a result of the availability of foreign tax credits, based on current rates, no significant U.S. federal income taxes would be payable if these earnings were distributed.

     Provision has been made for foreign withholding taxes due upon remittance of 1993 and 1992 foreign earnings. If unremitted earnings accumulated prior to 1992 were distributed it is estimated the related taxes due on these earnings would not be significant.

     Cash  payments for federal and foreign income taxes amounted to $29,817,000
(1993), $21,811,000 (1992), and $39,879,000 (1991).

     Unamortized investment tax credits aggregated $2,068,000 at December 31, 1993 and are being amortized over the estimated useful lives of the related assets.

NOTE 11 -- PENSION PLANS

     The Company has various non-contributory defined benefit pension plans covering substantially all of its domestic employees and certain international employees. Benefits are primarily based upon levels of compensation and/or years of service. The Company's funding policy is based upon funding at the minimum annual amounts required by applicable federal laws and regulations plus such additional amounts as the Company may determine to be appropriate from time to time. Plan assets consist of publicly traded securities and investments in commingled funds administered by independent investment advisors.

     Certain union employees of the Company participate in multi-employer plans and the Company makes contributions primarily based upon hours worked. These plans provide defined benefits to these employees.

     In November 1992 the Company acquired certain domestic and international operations of Schering AG. The related international plans accounted for approximately $4,800,000 of the 1993 net periodic pension cost. In the years prior to 1993, net periodic pension cost of the international plans was not significant.

     Employees of international subsidiaries are covered by various pension benefit arrangements, some of which are considered to be defined benefit plans for financial reporting purposes. Assets of the plans are comprised of insurance contracts and equity securities. Benefits under these plans are primarily based upon levels of compensation. Funding policies are based on legal requirements, tax considerations, and local practices.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Net pension charge (credit) includes the following components:

                                                                   1993                 1992        1991
                                                         -------------------------    --------    --------
                                                           U.S.      INTERNATIONAL
                                                         --------    -------------
                                                                      (THOUSANDS OF DOLLARS)
Service cost for benefits earned during the period....   $  6,630       $ 2,985       $  4,834    $  4,430
Interest cost on the projected benefit obligation.....     20,707         4,763         16,597      14,894
Actual return on plan assets (gain)...................    (34,119)       (2,861)       (17,384)    (48,040)
Net amortization and deferral.........................      3,177           (61)       (10,265)     22,292
                                                         --------    -------------    --------    --------
     Total Pension Charge (Credit)....................     (3,605)        4,826         (6,218)     (6,424)
                                                         --------    -------------    --------    --------
Multi-employer plans..................................        441        --                418         815
Other international plans.............................      --               90            738         962
                                                         --------    -------------    --------    --------
     Net Pension Charge (Credit)......................   $ (3,164)      $ 4,916       $ (5,062)   $ (4,647)
                                                         --------    -------------    --------    --------
                                                         --------    -------------    --------    --------

     Assumptions used to calculate costs were as follows:

                                                           1993                     1992           1991
                                                 ------------------------      --------------      -----
                                                 U.S.      INTERNATIONAL
                                                 ----      --------------
Discount rate.................................    7.9%        7.5% -  9.0%        8.2% -  9.0%       8.7%
Rate of increase in compensation level........    5.0%        3.5% -  6.0%                5.0%       5.0%
Expected long-term rate of return on assets...   12.0%        8.0% - 12.0%               12.0%      12.0%

     The funded status and amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1993 and 1992 for the U.S. plans were as follows:

                                                                        1993                        1992
                                                              -------------------------   -------------------------
                                                                   PLANS IN WHICH:             PLANS IN WHICH:
                                                              -------------------------   -------------------------
                                                                ASSETS      ACCUMULATED     ASSETS      ACCUMULATED
                                                                EXCEED       BENEFITS       EXCEED       BENEFITS
                                                              ACCUMULATED     EXCEED      ACCUMULATED     EXCEED
                                                               BENEFITS       ASSETS       BENEFITS       ASSETS
                                                              -----------   -----------   -----------   -----------
                                                                             (THOUSANDS OF DOLLARS)
Actuarial present value of:
     Vested benefits.........................................  $(241,453)    $ (52,555)    $(206,091)    $ (41,903)
     Nonvested benefits......................................    (13,996)       (2,947)      (10,412)       (1,915)
                                                              -----------   -----------   -----------   -----------
          Accumulated Benefit Obligation.....................   (255,449)      (55,502)     (216,503)      (43,818)
Effect of anticipated future compensation levels.............    (16,845)       (2,456)      (12,526)       (1,841)
                                                              -----------   -----------   -----------   -----------
          Projected Benefit Obligation.......................   (272,294)      (57,958)     (229,029)      (45,659)
Plan assets at fair value....................................    272,360        30,730       246,910        27,014
                                                              -----------   -----------   -----------   -----------
          Plan Assets in Excess of (Less than) Projected
            Benefit Obligation...............................         66       (27,228)       17,881       (18,645)
Unrecognized prior service cost..............................     39,294         4,631        26,387         1,423
Unrecognized net transition (asset) obligation...............    (17,426)        1,339       (20,477)        1,673
Unrecognized net loss........................................     46,866        12,468        23,279        15,552
Adjustment required to recognize minimum pension liability...     --           (10,074)       --            (4,773)
                                                              -----------   -----------   -----------   -----------
          Noncurrent Pension Asset (Liability)...............  $  68,800     $ (18,864)    $  47,070     $  (4,770)
                                                              -----------   -----------   -----------   -----------
                                                              -----------   -----------   -----------   -----------

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Assumptions used to calculate December 31, 1993 and 1992 obligations for U.S. plans were as follows:

                                                                                           1993      1992
                                                                                           ----      ----
Discount rate...........................................................................   7.0 %     7.9 %
Rate of increase in compensation level..................................................   4.5 %     5.0 %

     Effective January 1, 1994, the pension benefit formula of the Retirement Plan of Witco was amended to a 'final average pay offset' formula and several plan provisions were revised. Modifications were also made to the benefit formula and plan provisions of the Supplemental Executive Retirement Plan. These amendments resulted in increases of approximately $11,800,000 and $19,600,000 in the 1993 accumulated benefit obligation and projected benefit obligation, respectively.

     Also effective January 1, 1994, Witco revised the discount rate, long-term rate of return on plan assets and rate of future compensation levels to 7%, 10%, and 4.5%, respectively. These changes resulted in increases of approximately $28,000,000 and $24,000,000 in the 1993 accumulated benefit obligation and projected benefit obligation, respectively. The plan amendments and assumption changes together are anticipated to increase domestic net periodic pension cost for 1994 by approximately $9,200,000.

     The funded status and amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1993 and 1992 for the international plans were as follows:

                                                                        1993                        1992
                                                              -------------------------   -------------------------
                                                                   PLANS IN WHICH:             PLANS IN WHICH:
                                                              -------------------------   -------------------------
                                                                ASSETS      ACCUMULATED     ASSETS      ACCUMULATED
                                                                EXCEED       BENEFITS       EXCEED       BENEFITS
                                                              ACCUMULATED     EXCEED      ACCUMULATED     EXCEED
                                                               BENEFITS       ASSETS       BENEFITS       ASSETS
                                                              -----------   -----------   -----------   -----------
                                                                             (THOUSANDS OF DOLLARS)
Actuarial present value of:
     Vested benefits.........................................   $(19,829)     $(28,895)     $(1,623)      $(29,909)
     Nonvested benefits......................................     (1,094)       (2,845)         (50)        (2,962)
                                                              -----------   -----------   -----------   -----------
          Accumulated Benefit Obligation.....................    (20,923)      (31,740)      (1,673)       (32,871)
Effect of anticipated future compensation levels.............     (5,678)      (16,751)         (48)       (10,914)
                                                              -----------   -----------   -----------   -----------
          Projected Benefit Obligation.......................    (26,601)      (48,491)      (1,721)       (43,785)
Plan assets at fair value....................................     31,349           741        1,860          2,764
                                                              -----------   -----------   -----------   -----------
          Plan Assets in Excess of (Less than) Projected
            Benefit Obligation...............................      4,748       (47,750)         139        (41,021)
Unrecognized prior service cost..............................        437        --              208            284
Unrecognized net transition (asset) obligation...............     (6,040)           (8)         114           (127)
Unrecognized net loss (gain).................................      2,658         6,489          (13)           418
Adjustment required to recognize minimum pension liability...     --            --           --               (293)
                                                              -----------   -----------   -----------   -----------
          Noncurrent Pension Asset (Liability)...............   $  1,803      $(41,269)     $   448       $(40,739)
                                                              -----------   -----------   -----------   -----------
                                                              -----------   -----------   -----------   -----------

     Assumptions used to calculate December 31, 1993 and 1992 obligations for international plans were as follows:

                                                                                 1993             1992
                                                                            --------------   --------------
Discount rate............................................................    7.5% - 9.0%      7.5% - 9.0%
Rate of increase in compensation level...................................    3.5% - 6.0%      4.5% - 5.5%

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The 1993 funded status includes the Netherlands' pension plan. The inclusion of this plan resulted in an increase of approximately $14,000,000, $17,500,000, and $19,800,000, in the accumulated benefit obligation, projected benefit obligation, and plan assets, respectively.

NOTE 12 -- POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company provides health and life insurance benefits to certain eligible retired employees, most of whom contribute to its cost. Substantially all employees presently become eligible for retiree health benefits after reaching retirement age while working for the Company. The cost of the medical plan is provided by retiree contributions that are adjusted annually to reflect current estimates of health costs. For employees subject to collective bargaining arrangements the cost is shared by the Company in accordance with the bargained agreements. Life insurance benefits for certain retired employees are provided with the Company assuming the cost. The Company's policy is to fund the plans at the discretion of management.

     In 1992 the Company adopted Financial Accounting Standard No. 106, 'Employers' Accounting for Postretirement Benefits Other Pensions'. This statement requires the accrual of the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee. The Company elected to record the effect of this adoption as a cumulative effect of a change in accounting principle and immediately recognize the accumulated liability, measured as of January 1, 1992. This resulted in a one-time after-tax charge of $14,690,000. In accordance with the standard, prior year's costs have not been restated. In November 1992 the Company acquired certain U.S. operations of Schering AG. These operations provided certain retiree medical and life insurance benefits. In 1993 the Company negotiated or revised many of the provisions and assumptions related to these benefits to be in compliance with the Company's other comparable plans.

     Postretirement benefit obligations at December 31, 1993 and 1992 were as follows:

                                                                                      1993       1992
                                                                                     -------    -------
                                                                                       (THOUSANDS OF
                                                                                          DOLLARS)
Accumulated Postretirement Benefit Obligation:
     Retirees.....................................................................   $27,445    $25,895
     Active plan participants fully eligible for benefits.........................     3,398      2,717
     Other active plan participants...............................................     7,373      5,314
                                                                                     -------    -------
          Total Accumulated Postretirement Benefit Obligation.....................    38,216     33,926
Unrecognized net loss.............................................................    (6,412)      (942)
                                                                                     -------    -------
          Accrued Postretirement Benefit Liability................................   $31,804    $32,984
                                                                                     -------    -------
                                                                                     -------    -------

     Net periodic postretirement benefit costs include the following components:

                                                                                         1993      1992
                                                                                        ------    ------
                                                                                         (THOUSANDS OF
                                                                                            DOLLARS)
Service cost of benefits earned......................................................   $  389    $  196
Interest cost on accumulated postretirement benefits.................................    2,621     1,814
Net amortization.....................................................................      141      --
                                                                                        ------    ------
     Net Periodic Postretirement Benefit Costs.......................................   $3,151    $2,010
                                                                                        ------    ------
                                                                                        ------    ------

     Postretirement benefit cost for the year ended December 31, 1991 was approximately $2,300,000.

     For measuring the expected postretirement benefit obligation, an 11 and 12 percent annual rate of increase in the per capita claims cost was assumed for 1993 and 1992, respectively. The rate was assumed to decrease by 1 percent per year to 6 percent in 1998 and remain at that level thereafter. The

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

weighted   average   discount   rate  used   in   determining   the  accumulated
postretirement benefit obligation was 7 percent for 1993 and 7.9 percent for 1992. The weighted average discount rates used in determining the net periodic postretirement benefit costs for 1993 and 1992 were 7.9 and 8.2 percent, respectively.

     The effect of a one percent increase in the health care cost trend rate would increase the present value of the accumulated postretirement benefit obligation at December 31, 1993 by approximately $4,300,000 and the net periodic postretirement benefit cost for 1993 by approximately $400,000.

     Certain union employees of the Company participate in multi-employer plans that provide defined postretirement health and life insurance benefits. The net periodic postretirement benefit cost for these employees is not distinguishable. The Company's cost associated with these plans on a cash basis is not significant.

     Employees in operations in countries outside the U.S. are covered by various postretirement benefit arrangements, none of which are presently considered to be defined benefit plans.

NOTE 13 -- ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

     Components of accounts payable and other current liabilities consist of the following:

                                                                                     1993          1992
                                                                                   --------      --------
                                                                                   (THOUSANDS OF DOLLARS)
Accounts payable and other accruals.............................................   $209,395      $209,415
Payroll and related liabilities.................................................     43,588        34,868
Reserves for environmental remediation and compliance...........................     28,892        25,777
Reserve for disposition of a business...........................................     19,200         --
Income taxes....................................................................     18,845        17,492
Reserve for consolidation of offices............................................     17,224        20,135
                                                                                   --------      --------
                                                                                   $337,144      $307,687
                                                                                   --------      --------
                                                                                   --------      --------

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

     Leases: At December 31, 1993, minimum rental commitments under noncancelable operating leases amounted to $14,834,000 (1994), $15,241,000
(1995),  $12,693,000   (1996),  $9,829,000   (1997),  $7,858,000   (1998),   and
$103,345,000 (1999 and thereafter). Aggregate future minimum rentals to be received under noncancelable subleases, the majority of which are subject to barter provisions, amount to $26,921,000.

     Rental expenses under operating leases were $19,849,000 (1993), $16,518,000
(1992), and $17,114,000 (1991).

     Capital Commitments: At December 31, 1993, the estimated costs to complete authorized projects under construction amounted to $100,906,000.

     Litigation, Claims and Contingencies: The Company has been notified, or is a named or a potentially responsible party in a number of governmental (federal, state, and local) and private actions associated with environmental matters, such as those relating to hazardous wastes, including certain sites which are on the United States EPA National Priorities List. These actions seek cleanup costs, penalties, and/or damages for personal injury or damage to property or natural resources.

     The Company evaluates and reviews environmental reserves for future remediation and compliance costs on a quarterly basis to determine appropriate reserve amounts. Inherent in this process are considerable uncertainties which affect the Company's ability to estimate the ultimate costs of remediation efforts. Such uncertainties include the nature and extent of contamination at each site, evolving governmental standards regarding remediation requirements, the number and financial condition of other potentially responsible parties at multi-party sites, innovations in remediation and restoration technology, and the identification of additional environmental sites.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1993, the Company's reserves for environmental remediation and compliance costs amounted to $99,613,000 reflecting Witco's estimate of the costs which will be incurred over an extended period of time in respect of these matters which are reasonably estimable.

     The Company has numerous insurance policies which it believes provide coverage at various levels for environmental liabilities. The Company is currently in litigation with many of its insurers concerning the applicability and amount of insurance coverage for environmental costs under certain of these policies. No provision for recovery under any of these policies is included in the Company's financial statements.

     The Company is also a defendant in certain suits relating to the sale of lubricants to a quick lube oil franchisor. In one of such suits, Lightning Lube, Inc. v. Witco, in the United States District Court of New Jersey, after a trial the plaintiff was awarded $9,500,000 in compensatory damages for breach of contract and tortious interference, and approximately $2,000,000 pre-judgment interest. Both the plaintiff and the Company appealed this result to the Third Circuit Court of Appeals. In an opinion filed on September 10, 1993, the Third Circuit Court of Appeals affirmed the trial court's result. On October 8, 1993, the Company deposited $11,600,000 with the trial court in payment of the total amount of the judgment, together with interest, to discharge its liability in this action.

     The Company is not a party to any other legal proceedings, including environmental matters and the other suits relating to the sale of lubricants, which it believes will have a material adverse effect on its consolidated financial position.

NOTE 15 -- OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     The Company is an international producer of a wide range of specialty chemical and petroleum products and diversified products for industrial and consumer uses. The following is a summary of the Company's operations by industry segment and geographic area:

(thousands of dollars)                                              1993          1992          1991
                                                                 ----------    ----------    ----------
Net Sales
     Chemical.................................................   $1,232,732    $  836,794    $  749,810
     Petroleum................................................      746,026       734,330       732,128
     Diversified products.....................................      179,466       175,061       164,933
     Intersegment elimination.................................      (15,669)      (17,289)      (16,350)
                                                                 ----------    ----------    ----------
          Net Sales...........................................   $2,142,555    $1,728,896    $1,630,521
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------
Operating Income
     Chemical.................................................   $  108,215    $   74,286    $   70,571
     Petroleum................................................       15,069        51,475        65,467
     Diversified products.....................................       (8,802)        3,960           437
                                                                 ----------    ----------    ----------
          Operating Income....................................      114,482       129,721       136,475
                                                                 ----------    ----------    ----------
General corporate expenses -- net.............................      (54,846)      (40,464)      (21,173)
Interest income (expense) -- net..............................      (26,305)       (7,145)       (5,498)
                                                                 ----------    ----------    ----------
          Income before Federal and Foreign Income Taxes and
            Cumulative Effect of Accounting Change............   $   33,331    $   82,112    $  109,804
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------
Assets
     Chemical.................................................   $1,036,875    $1,079,769    $  456,394
     Petroleum................................................      461,073       433,807       428,315
     Diversified products.....................................      122,930       138,565       142,823
     Corporate (principally cash, cash equivalents and
       deferred pension costs)................................      218,120       159,653       170,744
                                                                 ----------    ----------    ----------
          Assets..............................................   $1,838,998    $1,811,794    $1,198,276
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------

                                                  (table continued on next page)

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(table continued from previous page)

(thousands of dollars)                                              1993          1992          1991
                                                                 ----------    ----------    ----------
Depreciation and Amortization
     Chemical.................................................   $   58,204    $   34,456    $   26,866
     Petroleum................................................       31,726        28,784        28,154
     Diversified products.....................................       11,054        11,304        10,842
     Corporate................................................        1,518         1,618         1,760
                                                                 ----------    ----------    ----------
          Depreciation and Amortization.......................   $  102,502    $   76,162    $   67,622
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------
Capital Expenditures (exclusive of acquisitions)
     Chemical.................................................   $   53,831    $   34,355    $   31,657
     Petroleum................................................       40,482        31,218        29,470
     Diversified products.....................................        5,829         5,027        10,748
     Corporate................................................        3,547         1,994         2,432
                                                                 ----------    ----------    ----------
          Capital Expenditures................................   $  103,689    $   72,594    $   74,307
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------
Net Sales
     United States............................................   $1,578,847    $1,393,667    $1,333,822
     Western Europe...........................................      487,508       249,618       195,029
     Other....................................................      135,092       133,899       148,831
     Inter-area elimination...................................      (58,892)      (48,288)      (47,161)
                                                                 ----------    ----------    ----------
          Net Sales...........................................   $2,142,555    $1,728,896    $1,630,521
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------
Operating Income
     United States............................................   $   61,617    $   98,899    $  102,752
     Western Europe...........................................       38,444        18,740        19,821
     Other....................................................       14,421        12,082        13,902
                                                                 ----------    ----------    ----------
          Operating Income....................................   $  114,482    $  129,721    $  136,475
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------
Assets
     United States............................................   $1,177,891    $1,128,016    $  948,134
     Western Europe...........................................      565,172       592,395       160,005
     Other....................................................       95,935        91,383        90,137
                                                                 ----------    ----------    ----------
          Assets..............................................   $1,838,998    $1,811,794    $1,198,276
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------

     Intersegment and inter-area sales are accounted for on the same basis used to price sales to similar non-affiliated customers and such sales are eliminated in arriving at consolidated amounts.

     Income and expenses not allocated to industry segments or geographic areas in computing operating income include general corporate expenses, interest income and expense, and other income and expenses of a general corporate nature.

     In 1993 general corporate expenses -- net include provisions for a work force reduction, loss on sublease of office facilities, and other matters totalling $29,784,000. General corporate expenses in 1992 include $20,135,000 for the provision for the consolidation of offices.

     International subsidiaries had liabilities of $211,182,000 in 1993 and $163,058,000 in 1992. Foreign currency translation and transaction gains and losses included in net income are not significant.

                            QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                    1993                                              1992
              ------------------------------------------------   -----------------------------------------------
                            COST OF       NET      NET INCOME/                 COST OF       NET     NET INCOME/
                             GOODS       INCOME    (LOSS) PER                   GOODS      INCOME    (LOSS) PER
  QUARTER     NET SALES     SOLD(a)      (LOSS)     SHARE(b)     NET SALES     SOLD(a)     (LOSS)     SHARE(b)
- ------------  ----------   ----------   --------   -----------   ----------   ----------   -------   -----------
                                       (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
First.......  $  553,174   $  458,549   $ 18,807      $ .40      $  420,319   $  343,070   $ 4,238(f)    $ .11(f)
Second......     549,449      451,853     14,898(c)      .29(c)     426,938      350,177    17,976        .39
Third.......     540,603      441,786     13,625(d)      .27(d)     425,157      352,126    18,887        .41
Fourth......     499,329      399,457    (27,567)(e)     (.47)(e)   456,482      386,239    (1,926)(g)     (.01)(g)
              ----------   ----------   --------   -----------   ----------   ----------   -------   -----------
              $2,142,555   $1,751,645   $ 19,763      $ .46      $1,728,896   $1,431,612   $39,175      $ .90
              ----------   ----------   --------   -----------   ----------   ----------   -------   -----------
              ----------   ----------   --------   -----------   ----------   ----------   -------   -----------

- ------------

 (a) Includes depreciation and amortization.

 (b) Per share data for all periods have been adjusted to reflect the two-for-one stock split effective October 5, 1993. 1993 quarterly per share amounts do not add to total for the year as each quarter and the total year are computed independently.

 (c) Includes a charge of $6,061, or $.11 per common share, for a provision for loss on sublease of office facilities.

 (d) Includes a charge of $7,563, or $.14 per common share, as a result of a legal judgment against the Company and $1,718, or $.03 per common share, as a result of the increase in the U.S. federal income tax rate.

 (e) Includes a charge of $60,126, or $1.10 per common share, for provisions for environmental remediation and compliance, disposition of a business, work force reduction, and other matters and a gain of $5,726, or $.11 per common share, on the sale of the operations of a subsidiary.

 (f) Includes a charge of $14,690, or $.29 per common share, as a result of adopting a change in accounting for postretirement benefits.

 (g) Includes a charge of $13,289, or $.27 per common share, for a provision for the consolidation of offices.

                                                                      SCHEDULE V

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                         PROPERTY, PLANT AND EQUIPMENT

                                               COLUMN B                                    COLUMN E       COLUMN F
                                              ----------    COLUMN C                      -----------    ----------
                 COLUMN A                     BALANCE AT    ---------       COLUMN D         OTHER        BALANCE
- -------------------------------------------   BEGINNING     ADDITIONS      -----------    CHANGES-ADD      AT END
              CLASSIFICATION                  OF PERIOD      AT COST       RETIREMENTS    (DEDUCT)(c)    OF PERIOD
- -------------------------------------------   ----------    ---------      -----------    -----------    ----------
                                                                     (THOUSANDS OF DOLLARS)
Year ended December 31, 1993:
     Land..................................   $   29,607    $     175        $   225       $   2,593     $   32,150
     Buildings and building improvements...      186,533        5,520          4,576         (11,976)       175,501
     Machinery, fixtures and equipment.....    1,028,445       82,472(a)      31,211         (24,572)     1,055,134
     Assets under construction.............       43,268       15,522(b)          18          (3,411)        55,361
                                              ----------    ---------      -----------    -----------    ----------
                                              $1,287,853    $ 103,689        $36,030       $ (37,366)    $1,318,146
                                              ----------    ---------      -----------    -----------    ----------
                                              ----------    ---------      -----------    -----------    ----------
Year ended December 31, 1992:
     Land..................................   $   21,065    $   1,871        $   361       $   7,032     $   29,607
     Buildings and building improvements...      119,820        6,431          2,646          62,928        186,533
     Machinery, fixtures and equipment.....      833,983       55,831(a)      14,477         153,108      1,028,445
     Assets under construction.............       17,058        8,461(b)      --              17,749         43,268
                                              ----------    ---------      -----------    -----------    ----------
                                              $  991,926    $  72,594        $17,484       $ 240,817     $1,287,853
                                              ----------    ---------      -----------    -----------    ----------
                                              ----------    ---------      -----------    -----------    ----------
Year ended December 31, 1991:
     Land..................................   $   21,537    $     233        $   204       $    (501)    $   21,065
     Buildings and building improvements...      116,912        6,612          1,757          (1,947)       119,820
     Machinery, fixtures and equipment.....      790,291       86,457(a)      41,750          (1,015)       833,983
     Assets under construction.............       36,131      (18,995)(b)     --                 (78)        17,058
                                              ----------    ---------      -----------    -----------    ----------
                                              $  964,871    $  74,307        $43,711       $  (3,541)    $  991,926
                                              ----------    ---------      -----------    -----------    ----------
                                              ----------    ---------      -----------    -----------    ----------

- ------------

Notes:

(a) Principally represents new equipment and replacement of retired equipment for existing plants.

(b) Net of assets completed and transferred to appropriate property, plant and equipment accounts of $81,688 (1993), $58,121 (1992), and $87,743 (1991).

 (c) Principally represents assets acquired in connection with the acquisition of the Industrial Chemicals and Natural Substances divisions of Schering AG
     (1992) and adjustments relating to the finalization of the allocation of the purchase price (1993). Also includes the results of translating the financial statements of foreign subsidiaries in accordance with FASB Statement No. 52.

(d) Depreciation is computed principally in accordance with the following estimated useful lives:

                                                                                          YEARS
                                                                                          -----
Buildings and building improvements....................................................   5-45
Machinery, fixtures and equipment......................................................   3-20

                                                                     SCHEDULE VI

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                    ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                                                              COLUMN C
                                                COLUMN B     ----------                     COLUMN E        COLUMN F
                                               ----------    ADDITIONS                    ------------      ---------
                  COLUMN A                     BALANCE AT    CHARGED TO     COLUMN D         OTHER           BALANCE
- --------------------------------------------   BEGINNING     COSTS AND     -----------      CHARGES-         AT END
               CLASSIFICATION                  OF PERIOD      EXPENSES     RETIREMENTS    ADD (DEDUCT)      OF PERIOD
- --------------------------------------------   ----------    ----------    -----------    ------------      ---------
                                                                       (THOUSANDS OF DOLLARS)
Year ended December 31, 1993:
     Buildings and building improvements....    $ 55,914      $  5,898       $ 2,361        $  2,917        $  62,368
     Machinery, fixtures and equipment......     510,768        77,918        25,309          (4,061)         559,316
                                               ----------    ----------    -----------    ------------      ---------
                                                $566,682      $ 83,816       $27,670        $ (1,144)(a)    $ 621,684
                                               ----------    ----------    -----------    ------------      ---------
                                               ----------    ----------    -----------    ------------      ---------
Year ended December 31, 1992:
     Buildings and building improvements....    $ 52,781      $  4,867       $ 1,184        $   (550)       $  55,914
     Machinery, fixtures and equipment......     464,390        62,184        12,498          (3,308)         510,768
                                               ----------    ----------    -----------    ------------      ---------
                                                $517,171      $ 67,051       $13,682        $ (3,858)(a)    $ 566,682
                                               ----------    ----------    -----------    ------------      ---------
                                               ----------    ----------    -----------    ------------      ---------
Year ended December 31, 1991:
     Buildings and building improvements....    $ 50,456      $  4,468       $ 1,056        $ (1,087)       $  52,781
     Machinery, fixtures and equipment......     443,389        55,157        33,888            (268)         464,390
                                               ----------    ----------    -----------    ------------      ---------
                                                $493,845      $ 59,625       $34,944        $ (1,355)(a)    $ 517,171
                                               ----------    ----------    -----------    ------------      ---------
                                               ----------    ----------    -----------    ------------      ---------

- ------------

Note:

(a) Principally represents the result of the translation of the financial statements of foreign subsidiaries in accordance with FASB Statement No. 52.

                                                                   SCHEDULE VIII

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                          COLUMN C
                                                                  ------------------------
                                                     COLUMN B            ADDITIONS                            COLUMN E
                                                    ----------    ------------------------                   ----------
                    COLUMN A                        BALANCE AT    CHARGED TO    CHARGED TO     COLUMN D      BALANCE AT
- -------------------------------------------------   BEGINNING     COSTS AND       OTHER       ----------        END
                   DESCRIPTION                      OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS     OF PERIOD
- -------------------------------------------------   ----------    ----------    ----------    ----------     ----------
                                                                          (THOUSANDS OF DOLLARS)
Year ended December 31, 1993:
     Valuation and qualifying accounts deducted
       from assets to which they apply:
          Allowances for doubtful
            receivables -- trade.................     $5,623        $2,652         $427         $1,881(a)      $6,821
                                                    ----------    ----------    ----------    ----------     ----------
                                                    ----------    ----------    ----------    ----------     ----------
Year ended December 31, 1992:
     Valuation and qualifying accounts deducted
       from assets to which they apply:
          Allowances for doubtful
            receivables -- trade.................     $4,768        $1,773         $334         $1,252(a)      $5,623
                                                    ----------    ----------    ----------    ----------     ----------
                                                    ----------    ----------    ----------    ----------     ----------
Year ended December 31, 1991:
     Valuation and qualifying accounts deducted
       from assets to which they apply:
          Allowances for doubtful
            receivables -- trade.................     $4,902        $1,784         $ 73         $1,991(a)      $4,768
                                                    ----------    ----------    ----------    ----------     ----------
                                                    ----------    ----------    ----------    ----------     ----------

- ------------

Note:

(a) Uncollectible receivables charged against the allowance provided therefor.

                                                                     SCHEDULE IX

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                             SHORT-TERM BORROWINGS

                                                                                    COLUMN E
                                                                     COLUMN D      -----------      COLUMN F
                                                      COLUMN C      -----------      AVERAGE      -------------
                                         COLUMN B     --------        MAXIMUM        AMOUNT         WEIGHTED
               COLUMN A                  ---------    WEIGHTED        AMOUNT       OUTSTANDING       AVERAGE
- --------------------------------------    BALANCE     AVERAGE       OUTSTANDING      DURING       INTEREST RATE
        CATEGORY OF AGGREGATE             AT END      INTEREST        DURING           THE           DURING
        SHORT-TERM BORROWINGS            OF PERIOD      RATE        THE PERIOD      PERIOD(b)      THE PERIOD
- --------------------------------------   ---------    --------      -----------    -----------    -------------
                                                                 (THOUSANDS OF DOLLARS)
Year ended December 31, 1993
     Notes payable to banks...........   $   2,823       7.22%(a)    $   7,859      $   6,468           8.27%(a)(c)
     Financing arrangement(d).........      --          --             440,000        282,376           3.99
Year ended December 31, 1992
     Notes payable to banks...........       5,304      13.17(a)         8,948          6,494           9.68(a)(c)
     Financing arrangement(d).........     440,000       3.79          440,000        440,000           3.79
Year ended December 31, 1991
     Notes payable to banks...........      12,055      12.15(a)        12,055          2,849          13.07(a)(c)

- ------------

Notes:

(a) The weighted average interest rate was affected by interest rates associated with the utilization of bank lines of credit by the Company's international subsidiaries.

(b) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by the total days outstanding.

(c) The weighted  average  interest rate  during  the  period  was  computed  by
    dividing   the   actual   interest  expense   by  average   short-term  debt
    outstanding.

(d) To finance the acquisition of the Industrial Chemicals and Natural Substances divisions of Schering AG, the Company entered into a $440 million short-term financing arrangement on October 1, 1992, with a syndicate of banks. This borrowing was repaid during the period from March through May 1993 with a combination of proceeds from public offerings for shares of the Company's common stock, long-term debt securities, and proceeds from international borrowings.

                                                                      SCHEDULE X

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                                                            COLUMN B
                                                                                 -------------------------------
                                                                                  CHARGED TO COSTS AND EXPENSES
                                                                                 -------------------------------
                                   COLUMN A                                          YEAR ENDED DECEMBER 31
- ------------------------------------------------------------------------------   -------------------------------
                                     ITEM                                         1993         1992       1991
- ------------------------------------------------------------------------------   -------      -------    -------
                                                                                     (THOUSANDS OF DOLLARS)
Maintenance and repairs.......................................................   $64,443(a)   $46,702    $41,659
                                                                                 -------      -------    -------
                                                                                 -------      -------    -------
Depreciation and amortization of intangible assets, pre-operating costs and
  similar deferrals(b)........................................................     --           --         --
Taxes, other than payroll and income taxes(b).................................     --           --         --
Royalties(b)..................................................................     --           --         --
Advertising costs.............................................................   $19,045      $19,243    $18,368
                                                                                 -------      -------    -------
                                                                                 -------      -------    -------

- ------------

Notes:

(a) The 1993 increase is primarily due to businesses acquired in November 1992.

(b) Amount for this caption is not presented as it is less than 1% of total revenues.