Form 10-Q
period 1994-03-31
WITCO CORP
filed 1994-05-13
CIK 107889

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

Commission File Number 1-4654

                                WITCO CORPORATION
               (Exact name of registrant as specified in its charter)

            Delaware                                         13-1870000
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

  520 Madison Avenue, New York, New York                      10022-4236
 (Address of principal executive offices)                     (Zip Code)

 Registrant's telephone number, including area code          (212) 605-3800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X              NO
                              -----               -----

The number of shares of common stock outstanding is as follows:

              Class                          Outstanding at April 30, 1994

       Common Stock-$5 par value                   56,020,897

                               WITCO CORPORATION

                                   FORM 10-Q

                                 March 31, 1994

                                                      CONTENTS                                              PAGE
           ----------------------------------------------------------------------------------------------   ----
  PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements
           Condensed consolidated balance sheets at March 31, 1994
           and December 31, 1993.........................................................................     2
           Condensed consolidated statements of income for the three months ended
           March 31, 1994 and 1993.......................................................................     3
           Condensed consolidated statements of cash flows for the three months ended
           March 31, 1994 and 1993.......................................................................     4
           Notes to condensed consolidated financial statements..........................................     5
           Independent accountants' report on review of interim financial information....................     7
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........     8
 PART II.  OTHER INFORMATION
  Item 1.  Legal Proceedings.............................................................................    11
  Item 4.  Submission of Matters to a Vote of Security Holders...........................................    12
  Item 6.  Exhibits and Reports on Form 8-K..............................................................    13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                            MARCH 31,                 DECEMBER 31,
                                                                              1994                      1993(a)
                                                                           -----------                ------------
                                                                           (UNAUDITED)
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents..............................               $   169,772                 $  183,050
     Accounts and notes receivable-net......................                   389,671                    340,850
     Inventories
       Raw materials and supplies...........................    $ 88,288                    $81,440
       Finished goods.......................................     142,031       230,319      146,029       227,469
                                                               ---------                  ---------
     Prepaid and other current assets.......................                    47,732                     41,204
                                                                           -----------                ------------
          TOTAL CURRENT ASSETS..............................                   837,494                    792,573
                                                                           -----------                ------------
PROPERTY, PLANT AND EQUIPMENT -- less accumulated
  depreciation of $645,704 and $621,684.....................                   702,484                    696,462
INTANGIBLE ASSETS -- less accumulated amortization of
  $42,316 and $38,612.......................................                   215,368                    217,032
OTHER ASSETS................................................                   121,845                    132,931
                                                                           -----------                ------------
          TOTAL ASSETS......................................               $ 1,877,191                 $1,838,998
                                                                           -----------                ------------
                                                                           -----------                ------------
LIABILITIES AND SHAREHOLDERS' EQUITY CURRENT LIABILITIES
     Notes and loans payable................................               $     2,846                 $    4,194
     Accounts payable and other current liabilities.........                   367,459                    337,144
                                                                           -----------                ------------
          TOTAL CURRENT LIABILITIES.........................                   370,305                    341,338
                                                                           -----------                ------------
  LONG-TERM DEBT............................................                   347,356                    496,266
  DEFERRED FEDERAL AND FOREIGN INCOME TAXES.................                    74,095                     74,612
  DEFERRED CREDITS AND OTHER LIABILITIES....................                   207,566                    213,367
  SHAREHOLDERS' EQUITY
     $2.65 Cumulative Convertible Preferred Stock, par value
       $1 per share Authorized -- 14 shares Issued and
       outstanding -- 8 and 9 shares........................                         8                          9
     Common Stock, par value $5 per share
       Authorized -- 100,000 shares Issued -- 56,312 and
       50,818 shares........................................                   281,558                    254,089
     Capital in excess of par value.........................                   127,200                      6,123
     Equity adjustments:
       Foreign currency translation.........................                   (17,571)                   (23,723)
       Pensions.............................................                    (6,548)                    (6,548)
     Retained earnings......................................                   497,646                    488,241
     Less cost of 295 and 318 shares of common stock in
       treasury.............................................                    (4,424)                    (4,776)
                                                                           -----------                ------------
          TOTAL SHAREHOLDERS' EQUITY........................                   877,869                    713,415
                                                                           -----------                ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........               $ 1,877,191                 $1,838,998
                                                                           -----------                ------------
                                                                           -----------                ------------

- - ------------

(a) The balance sheet at December 31, 1993, has been derived from the audited financial statements at that date.

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                        ---------------------------------------------------------------------------
                                                                        1994                                    1993
                                                        ------------------------------------    -----------------------------------
                                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)

REVENUES
  Net sales..........................................                 $553,417                                $553,174
  Interest...........................................                    2,224                                   1,814
                                                                   -----------                             -----------
                                                                       555,641                                 554,988
                                                                   -----------                             -----------
COSTS AND EXPENSES
  Cost of goods sold (exclusive of depreciation and
     amortization)...................................                  426,560                                 431,636
  Selling and administrative expenses................                   60,886                                  59,853
  Depreciation and amortization......................                   26,541                                  26,913
  Interest...........................................                    8,314                                   7,717
  Other expense (income) net.........................                     (570)                                    200
                                                                   -----------                             -----------
                                                                       521,731                                 526,319
                                                                   -----------                             -----------
INCOME BEFORE FEDERAL AND FOREIGN INCOME TAXES.......                   33,910                                  28,669
FEDERAL AND FOREIGN INCOME TAXES.....................                   11,869                                   9,862
                                                                   -----------                             -----------
NET INCOME...........................................                 $ 22,041                                $ 18,807
                                                                   -----------                             -----------
                                                                   -----------                             -----------
PER COMMON SHARE:
  Net Income.........................................                     $.41                                    $.40
  Net Income -- assuming full dilution...............                     $.41                                    $.40
  Dividends declared.................................                     $.25                                    $.23
Weighted average number of common shares and
  equivalents -- primary.............................                   56,432                                  50,687
                                                                   -----------                             -----------
                                                                   -----------                             -----------

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         --------------------
                                                                           1994        1993
                                                                         --------    --------
                                                                            (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES.............................   $ 22,874    $  7,125
                                                                         --------    --------
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment......................    (23,945)    (22,064)
  Other investing activities..........................................        373      (2,434)
                                                                         --------    --------
     Net Cash Used in Investing Activities............................    (23,572)    (24,498)
                                                                         --------    --------
FINANCING ACTIVITIES
  Proceeds from common stock offering.................................      --        142,169
  Payments on borrowings..............................................     (1,967)   (143,749)
  Dividends paid......................................................    (12,630)    (10,221)
  Other financing activities..........................................        348       4,444
                                                                         --------    --------
     Net Cash Used in Financing Activities............................    (14,249)     (7,357)
                                                                         --------    --------
Effects of Exchange Rate Changes on Cash and Cash Equivalents.........      1,669         489
                                                                         --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS.................................    (13,278)    (24,241)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................    183,050     134,447
                                                                         --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................   $169,772    $110,206
                                                                         --------    --------
                                                                         --------    --------

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PREPARATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1993.

     The condensed consolidated financial statements at March 31, 1994, and for the three month periods ended March 31, 1994 and 1993, have been reviewed, prior to filing, in accordance with standards established by the American Institute of Certified Public Accountants, by independent accountants, Ernst & Young, and their report is included herein.

NOTE B -- COMMON STOCK SPLIT

     On September 2, 1993, the Board of Directors of the company authorized a two for one common stock split in the form of a 100% stock distribution issuable to shareholders of record as of September 16, 1993. The distribution was made on October 5, 1993. All common stock share and per share data for all periods presented reflect the split.

NOTE C -- REDEMPTION OF 5 1/2% CONVERTIBLE DEBENTURES

     In March 1994, the company called for redemption all of its $150,000,000 outstanding 5 1/2% Convertible Subordinated Debentures due 2012. Through March 31, 1994, $149,874,000 of the principal had been converted into approximately 5,494,000 shares of common stock at a conversion price of $27.28 per share and $110,000 of the principal was redeemed for cash at a premium of 1.65%. The remaining $16,000 of principal was converted into common stock in April 1994. Since the shares underlying the debentures had been previously included as common stock equivalents, the shares converted have no effect on net income per common share calculations.

NOTE D -- LITIGATION AND ENVIRONMENTAL

     The company has been notified, or is a named or a potentially responsible party in a number of governmental (federal, state, and local) and private actions associated with environmental matters, such as those relating to hazardous wastes, including certain sites which are on the United States EPA National Priorities List. These actions seek cleanup costs, penalties and/or damages for personal injury or damage to property or natural resources.

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

     At March 31, 1994, the company's reserves for environmental remediation and compliance costs amounted to $97,983,000, reflecting Witco's estimate of the costs which will be incurred over an extended period of time in respect of these matters which are reasonably estimable.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
WITCO CORPORATION

     We have reviewed the accompanying condensed consolidated balance sheet of Witco Corporation and Subsidiary Companies as of March 31, 1994, and the related condensed consolidated statements of income and cash flow for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Witco Corporation and Subsidiary Companies as of December 31, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 27, 1994, except for Note 7, as to which the date is March 11, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG

Stamford, Connecticut
May 10, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

     Cash flow from operating activities during the first three months of 1994 totalled $22.9 million, reversing a three year trend of relatively flat first quarter operating cash flow. This improvement is primarily attributable to management's efforts to closely monitor and control working capital requirements. The company anticipates that cash flow from operations will be sufficient to fund, for the foreseeable future, capital investments, dividend payments, commitments on environmental remediation projects, and operating requirements.

     Late  in the first  quarter the company  completed its previously announced redemption of all of its $150 million outstanding 5 1/2% Convertible Subordinated Debentures due 2012. $149.9 million of this debt was converted into the company's common stock. The redemption was called to provide greater financial flexibility as the company continues in its efforts to expand product lines and marketing capabilities of its core businesses. See Note C to the Financial Statements for a further discussion regarding the redemption.

CAPITAL INVESTMENTS AND COMMITMENTS

     Capital expenditures during the first quarter of 1994 amounted to $23.9 million compared to $22.1 million during the same period of 1993. Capital expenditures are expected to approximate $110 million in 1994, an amount slightly higher than the 1993 record of $103.7 million.

     In the first quarter the company's Board of Directors approved a capital appropriation of $9.4 million for a new waste gas disposal system at its Bergkamen, Germany facility. This new system will enable the plant to operate within the guidelines of changing German legislation concerning plant emission limits. In addition, as the waste gas has a considerable heat value, the energy recovered from incineration will be utilized for the production of steam, resulting in an annual savings of approximately $1.7 million. The estimated completion date for this project is December 1995.

CONTINGENCIES

     The company has been notified, or is a named or a potentially responsible party in a number of governmental (federal, state, and local) and private actions associated with environmental matters, such as those relating to hazardous wastes, including certain sites which are on the United States EPA National Priorities List. These actions seek cleanup costs, penalties and/or damages for personal injury or damage to property or natural resources.

     The  company  is not  a  party to  any  legal proceedings  or environmental matters which it believes will have a material adverse effect on its consolidated financial position. It is possible however, that future results of operations and cash flows, for any particular quarterly or annual period, could be materially affected by such legal proceedings or environmental matters. However, the company does not expect the results of such proceedings or environmental matters to materially affect its competitive position.

RESULTS OF OPERATIONS

     First quarter 1994 sales of $553.4 million were the highest reported for any quarter in the company's history. Despite the fourth quarter 1993 disposition of the company's Chemprene operations, which contributed approximately $8 million to first quarter 1993 sales, current quarter sales were $.2 million over those reported for the same period of 1993. Global shipment volume, excluding Chemprene, rose 5 percent, the effect however, was negated by a 4 percent decline in sales prices.

     Net income for the first quarter of 1994 was $22.0 million. Current quarter income increased 17 percent over the first quarter of 1993 despite a $1.3 million increase in domestic pension costs attributable to plan amendments and assumption changes. The $3.2 million increase in net income was mainly attributable to a 1 percent improvement in gross profit margins. Reductions in raw material feedstock costs and operating efficiencies, in both the Chemical and Petroleum Segments, accounted for the higher margins.

     Segment sales and operating income for the first quarter of 1994 and 1993 are set forth in the following table. Income and expenses of a general corporate nature are not allocated to industry segments in computing operating income. These include general corporate expenses, interest income and expense, and certain other income and expenses.

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  -------------------------------
                                                                                1994                           1993
                                                                                ----                           ----
                                                                                     (UNAUDITED -- IN MILLIONS)
Net Sales
     Chemical.....................................................              $334.7                         $330.9
     Petroleum....................................................               179.6                          180.0
     Diversified products.........................................                43.3                           46.7
     Intersegment elimination.....................................                (4.2)                          (4.4)
                                                                                ------                         ------
          Total Net Sales.........................................              $553.4                         $553.2
                                                                                ------                         ------
                                                                                ------                         ------
Operating Income
     Chemical.....................................................              $ 31.6                         $ 29.0
     Petroleum....................................................                12.4                            8.6
     Diversified products.........................................                 3.4                            2.9
                                                                                ------                         ------
          Total Operating Income..................................              $ 47.4                         $ 40.5
                                                                                ------                         ------
                                                                                ------                         ------

     Domestic operations accounted for 71 percent of the company's net sales and 62 percent of its operating income for the first quarter of 1994. These figures were comparable to those of the first quarter of 1993.

CHEMICAL SEGMENT

     Segment sales for the first quarter of 1994 rose 1 percent compared to the same quarter of 1993. A 4 percent increase in volume, partially offset by lower sales prices, accounted for the modest increase. Operating income for the first three months of 1994 increased $2.6 million, or 9 percent, over the same period of the prior year. Each of the segment's business groups achieved higher earnings. The largest improvement was achieved by the International/Europe Group which reported an increase in operating income of approximately 15 percent. Cost saving initiatives and the consolidation of sales and administrative functions in Europe led to the favorable operating results. International/Europe Group sales were unchanged for this comparative period despite an 11 percent increase in sales volume. The effect of higher volume was completely offset by a corresponding decline in sales prices, due partially to the strengthening of the dollar. The Polymer Additives Group reported improved operating results primarily attributable to the group's Olefins/Styrenics strategic business unit. A favorable sales mix coupled with lower costs of key feedstocks enhanced the profitability of this unit. Higher earnings were reported by the
Oleochemicals/Surfactants Group mainly reflective of a 2 percent increase in sales volume.

PETROLEUM SEGMENT

     Net sales for this segment were flat when comparing the first quarters of 1994 and 1993. Sales volume rose 5 percent in 1994 however, sales prices declined a corresponding 5 percent reflecting a reduction in raw material costs. Segment earnings for the first quarter of 1994 were up 44 percent compared to the first quarter of 1993. The Lubricants Group accounted for approximately 60 percent of the segment's higher earnings, while the remaining portion was attributable to the Petroleum Specialties Group. Each group achieved gross profit margins that were 2 percent above the prior year. The increased profitability of the Lubricants Group was a result of the group's ability to retain part of the savings gained through lower crude oil and feedstock costs coupled with increased motor oil sales. The improvement in the Petroleum Specialties Group's earnings was due to the timing of the annual maintenance shutdown at the group's largest domestic facility, combined with lower prices paid for base feedstocks used at its Canadian operation. The shutdown which took place during the first quarter of 1993 is scheduled for the third quarter of the current year.

DIVERSIFIED PRODUCTS

     First quarter 1993 sales included approximately $8 million attributable to the former Chemprene Division. A quarterly comparison of sales, excluding those attributable to Chemprene, shows an increase of 12 percent, from $38.6 million in 1993 to $43.3 million in 1994. Sales rose as a result of increased demand for carbon black products and battery components. Increased North American vehicle production created a full capacity carbon black market while the severe winter fueled the demand for batteries. Operating income, excluding Chemprene's contribution to first quarter 1993 segment results, increased $1.5 million. Approximately 80 percent of the higher earnings were a result of the greater demand for batteries.

OUTLOOK

     The company will continue to concentrate on its core businesses. As part of this focus, Witco sold the assets of its metal finishing business of the Allied-Kelite Division in May 1994. The remaining metal working business of Allied-Kelite and the Battery Parts Division are slated for disposition later this year.

     Executive management is satisfied with first quarter results of record sales and substantially higher earnings, considering current economic conditions. The company is encouraged by signs of improved global economic conditions and is confident that it is well positioned to benefit from any strengthening of the world economy.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The company has been notified, or is named as a potentially responsible party ('PRP') or a defendant in a number of governmental (federal, state, and local) and private actions associated with environmental matters, such as those relating to hazardous wastes. These actions seek remediation costs, penalties and/or damages for personal injury or damage to property or natural resources. As of December 31, 1993, the company had been identified as a PRP in connection with forty sites which are subject to the federal Superfund Program under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ('CERCLA'). With two exceptions, all the Superfund sites in which the company is involved are multi-party sites, and, in most cases, there are numerous other potentially responsible parties in addition to the company. CERCLA authorizes the federal government to remediate a Superfund site itself and to assess the costs against the responsible parties, or to order the responsible parties to remediate the site.

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

     The company is a defendant in a case filed in October 1992 by the United States Department of Justice on behalf of the United States Environmental Protection Agency styled United States v. Witco, et al. pending in the United States District Court for the Eastern District of California. The United States alleged that the company has violated the Clean Air Act, the Safe Water Drinking Act, and the Resource Conservation and Recovery Act in connection with certain activities at its Oildale, California, refinery. The United States seeks unspecified civil penalties and certain injunctive relief in this action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The company's annual Meeting of Shareholders was held on April 27, 1994, at the Chase Manhattan Bank, N.A., 410 Park Avenue, New York, New York at 2:00 p.m.

     (b) The company's shareholders elected four directors at said Annual Meeting to serve a term of three years, as follows:

                                                                                     VOTES
                                                                             ----------------------
                                                                                FOR        WITHHELD
                                                                             ----------    --------
     Simeon Brinberg......................................................   44,641,098     116,627
     William R. Grant.....................................................   44,391,751     365,974
     Richard M. Hayden....................................................   44,482,407     275,318
     William R. Toller....................................................   44,468,945     288,780

     Directors who did not stand for election and continue in office until the 1995 Annual Meeting are: William J. Ashe, William G. Burns, William E. Mahoney,
L. John Polite, Jr., and William Wishnick. Directors who did not stand for election and continue in office until the 1996 Annual Meeting are: Denis Andreuzzi, Harry G. Hohn, Dan J. Samuel, and Bruce F. Wesson.

     (c)  In  addition  to  the  election  of  four  directors,  the   company's
shareholders:

          (i) Approved an amendment to the company's Restated Certificate of Incorporation regarding the indemnification of directors and officers.

                              VOTES
               ------------------------------------
                  FOR          AGAINST      ABSTAIN
               ----------      -------      -------
               43,776,384      811,798      169,543

          (ii) Approved a form of indemnification agreement between the company and its directors and officers.

                              VOTES
               ------------------------------------
                  FOR          AGAINST      ABSTAIN
               ----------      -------      -------
               43,622,162      949,294      186,269

          (iii) Approved the amendment and restatement in full of the company's present Restated Certificate of Incorporation.

                              VOTES
               ------------------------------------
                  FOR          AGAINST      ABSTAIN
               ----------      -------      -------
               44,207,944      263,285      286,496

          (iv) Ratified the appointment of Ernst & Young as the company's independent auditors for 1994.

                              VOTES
               ------------------------------------
                  FOR          AGAINST      ABSTAIN
               ----------      -------      -------
               44,582,313       29,025      146,387

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

      2     Not applicable
      3(i)  Articles of Incorporation
      3(ii) By-laws
      4     Not applicable
     11     Statement re computation of per share earnings
     15     Letter re unaudited financial information
     18     Not applicable
     19     Not applicable
     20     Not applicable
     23     Not applicable
     24     Not applicable
     25     Not applicable
     28     Not applicable

     (b) Reports on Form 8-K

     The company filed a Current Report on Form 8-K, dated January 19, 1994, pertaining to the company's announcement that it would take a $92.6 million charge ($60.1 million after tax, or $1.10 per common share) against earnings in the fourth quarter which ended December 31, 1993.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WITCO CORPORATION
                                       (Registrant)

Date: May 12, 1994                     /s/ Michael D. Fullwood
                                       ................................
                                       Michael D. Fullwood
                                       Executive Vice President and
                                       Chief Financial Officer


Date: May 12, 1994                     /s/ Dustan E. McCoy
                                       ................................
                                       Dustan E. McCoy
                                       Vice President - General Counsel
                                       and Corporate Secretary