Form 10-Q
period 1994-06-30
WITCO CORP
filed 1994-08-12
CIK 107889

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994



Commission File Number  1-4654
                        ------

                               WITCO CORPORATION
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-1870000
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


One American Lane, Greenwich, Connecticut                            06831-2559
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (203) 552-2000
- - -------------------------------------------------------------------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




                         YES   X             NO
                            -------            -------




The number of shares of common stock outstanding is as follows:

       Class                                       Outstanding at July 31, 1994
       -----                                       ----------------------------
Common Stock - $5 par value                                          56,107,422

                               WITCO CORPORATION

                                   FORM 10-Q



                                 June 30, 1994



                        CONTENTS                                       PAGE
                        --------                                       ----

PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed consolidated balance sheets at June 30, 1994
         and December 31, 1993                                            2


         Condensed consolidated statements of income for the three
         and six months ended June 30, 1994 and 1993                      3


         Condensed consolidated statements of cash flows for the
         six months ended June 30, 1994 and 1993                          4


         Notes to condensed consolidated financial statements             5


         Independent accountants' report on review of interim
         financial information                                            7


 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8


PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                               12

 Item 4. Submission of Matters to a Vote of Security Holders             12

 Item 5. Other Information                                               13

 Item 6. Exhibits and Reports on Form 8-K                                14

PART I.  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS



                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Per Share Data)


                                                     June 30,             December 31,
                                                       1994                 1993 (a)
                                                   -----------            ------------
                                                   (Unaudited)
ASSETS
  CURRENT ASSETS
   Cash and cash equivalents                      $   176,218            $   183,050
   Accounts and notes receivable-net                  406,620                340,850
   Inventories
     Raw materials and supplies           $97,707                 $81,440
     Finished goods                       151,958     249,665     146,029    227,469
                                          -------                 -------
   Prepaid and other current assets                    48,038                 41,204
                                                    ---------              ---------
      TOTAL CURRENT ASSETS                            880,541                792,573
                                                    ---------              ---------
  PROPERTY, PLANT AND EQUIPMENT -
   less accumulated depreciation
   of $664,706 and $621,684                           713,746                696,462
  INTANGIBLE ASSETS - less accumulated
   amortization of $46,328 and $38,612                214,587                217,032
  OTHER ASSETS                                        109,672                132,931
                                                    ---------              ---------
      TOTAL ASSETS                                $ 1,918,546            $ 1,838,998
                                                    =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
   Notes and loans payable                        $     4,202            $     4,194
   Accounts payable and other current liabilities     372,864                337,144
                                                    ---------              ---------
     TOTAL CURRENT LIABILITIES                        377,066                341,338
                                                    ---------              ---------
  LONG-TERM DEBT                                      348,051                496,266
  DEFERRED FEDERAL AND FOREIGN INCOME TAXES            74,512                 74,612
  DEFERRED CREDITS AND OTHER LIABILITIES              208,903                213,367
  SHAREHOLDERS' EQUITY
   $2.65 Cumulative Convertible Preferred Stock,
     par value $1 per share
     Authorized - 14 shares
     Issued and outstanding - 8 and 9 shares                8                      9
   Common Stock, par value $5 per share
     Authorized - 100,000 shares
     Issued - 56,312 and 50,818 shares                281,561                254,089
   Capital in excess of par value                     127,429                  6,123
   Equity adjustments:
     Foreign currency translation                      (5,242)               (23,723)
     Pensions                                          (6,548)                (6,548)
   Retained earnings                                  516,000                488,241
   Less cost of 213 and 318 shares of common
     stock in treasury                                 (3,194)                (4,776)
                                                    ---------              ---------
     TOTAL SHAREHOLDERS' EQUITY                       910,014                713,415
                                                    ---------              ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 1,918,546            $ 1,838,998
                                                    =========              =========

(a) The balance sheet at December 31, 1993, has been derived from the audited financial statements at that date.

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                       -------------------   ----------------------
                                        1994        1993       1994         1993
                                       -------     -------   ---------    ---------
                                           (In Thousands Except Per Share Data)
REVENUES
 Net sales                            $565,597    $549,449  $1,119,014   $1,102,623
 Interest                                2,425       2,282       4,649        4,096
                                       -------     -------   ---------    ---------
                                       568,022     551,731   1,123,663    1,106,719
                                       -------     -------   ---------    ---------

COSTS AND EXPENSES
 Cost of goods sold (exclusive of
   depreciation and amortization)      429,216     425,497     855,776      857,133
 Selling and administrative expenses    60,339      58,921     121,225      118,774
 Depreciation and amortization          26,964      26,356      53,505       53,269
 Interest                                6,526       9,552      14,840       17,269
 Other expense (income)-net             (4,840)      8,694      (5,410)       8,894
                                       -------     -------   ---------    ---------
                                       518,205     529,020   1,039,936    1,055,339
                                       -------     -------   ---------    ---------

INCOME BEFORE FEDERAL AND FOREIGN
INCOME TAXES                            49,817      22,711      83,727       51,380

FEDERAL AND FOREIGN INCOME TAXES        17,435       7,813      29,304       17,675
                                       -------     -------   ---------    ---------

NET INCOME                            $ 32,382    $ 14,898  $   54,423   $   33,705
                                       =======     =======   =========    =========

PER COMMON SHARE:
 Net Income                               $.57        $.29        $.98         $.68
 Net Income - assuming full dilution      $.57        $.29        $.98         $.68
 Dividends declared                       $.25        $.23        $.50         $.46

Weighted average number of common shares
 and equivalents - primary              56,347      56,077      56,391       53,398
                                       =======     =======   =========    =========


See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                             Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            1994          1993
                                                          -------       -------
                                                              (In Thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES               $  42,558    $   39,091
                                                          -------       -------

INVESTING ACTIVITIES

 Expenditures for property, plant and equipment           (54,027)      (43,231)
 Proceeds from dispositions                                24,194            -
 Other investing activities                                   441        (6,205)
                                                          -------       -------
   Net Cash Used in Investing Activities                  (29,392)      (49,436)
                                                          -------       -------

FINANCING ACTIVITIES

 Proceeds from common stock offering                           -        142,169
 Proceeds from borrowings                                   1,106       368,381
 Payments on borrowings                                    (3,246)     (486,893)
 Dividends paid                                           (25,266)      (20,467)
 Other financing activities                                 1,738           679
                                                          -------       -------
   Net Cash Provided by (Used in) Financing Activities    (25,668)        3,869
                                                          -------       -------

Effects of Exchange Rate Changes on Cash
 and Cash Equivalents                                       5,670        (3,161)
                                                          -------       -------

DECREASE IN CASH AND CASH EQUIVALENTS                      (6,832)       (9,637)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          183,050       134,447
                                                          -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 176,218     $ 124,810
                                                          ========      =======



See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1993.

The condensed consolidated financial statements at June 30, 1994, and for the six month periods ended June 30, 1994 and 1993, have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by independent accountants, Ernst & Young LLP, and their report is included herein.

NOTE B - Common Stock Split

On September 2, 1993, the Board of Directors of the company authorized a two for one common stock split in the form of a 100% stock distribution issuable to shareholders of record as of September 16, 1993. The distribution was made on October 5, 1993. All common stock share and per share data for the periods presented reflect the split.

NOTE C - Redemption of 5 1/2% Convertible Debentures

In March 1994, the company called for redemption all of its $150,000,000 outstanding 5 1/2% Convertible Subordinated Debentures due 2012. $149,890,000 of the principal was converted into approximately 5,495,000 shares of common stock at a conversion price of $27.28 per share and $110,000 of the principal was redeemed for cash at a premium of 1.65%. Since the shares underlying the debentures had been previously included as common stock equivalents, the shares converted have no effect on the net income per common share calculations.

NOTE D - Other Matters

Statements of income for the three and six month periods ended June 30, 1994 include a gain of $3,133,000, or $.06 per common share, from the sale of the metal finishing and metal working businesses of the company's Allied-Kelite subsidiary. The pre-tax gain of $4,820,000 is included in the caption "Other expense (income) - net."

Statements of income for the three and six month periods ended June 30, 1993 include a charge of $6,061,000, or $.11 per common share, for a loss on sublease of office facilities. The pre-tax charge of $9,184,000 is included in the caption "Other expense (income) - net."

NOTE E - Litigation and Environmental

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

At June 30, 1994, the company's reserves for environmental remediation and compliance costs amounted to $97,315,000, reflecting Witco's estimate of the costs which will be incurred over an extended period of time in respect of these matters which are reasonably estimable.

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

                     Independent Accountants' Review Report


The Board of Directors
Witco Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Witco Corporation and Subsidiary Companies as of June 30, 1994, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1994 and 1993, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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


                                                      ERNST & YOUNG LLP


Stamford, Connecticut
August 10, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

Although cash and cash equivalents have decreased slightly since year-end, record sales have resulted in a $78 million increase in other components of working capital. Additional accounts receivable represents $61.8 million of this increase. The company anticipates that cash flow from operations will be sufficient to fund, for the foreseeable future, capital investments, dividend payments, commitments on environmental remediation projects, and operating requirements.

During the first quarter the company completed the redemption of all of its $150 million outstanding 5 1/2% Convertible Subordinated Debentures due 2012. $149.9 million of this debt was converted into the company's common stock. The redemption was called to provide greater financial flexibility as the company continues in its efforts to expand product lines and marketing capabilities of its core businesses. See Note C to the Financial Statements for further discussion regarding the redemption.

The metal finishing and metal working businesses of Allied-Kelite, a non-core operation, were sold during the second quarter for $24.2 million. In addition, the company is currently seeking a buyer for its Battery Parts business.


CAPITAL INVESTMENTS AND COMMITMENTS

Capital expenditures during the first six months of 1994 amounted to $54 million compared to $43.2 million during the same period of 1993. Capital expenditures are expected to exceed $110 million in 1994 which would be a record level of capital investment by the company.

During the second quarter the company's management presented to the Board of Directors an overview of its strategy to develop business opportunities in Asia. The presentation focused on the immediate and longer term actions that are necessary to expand and leverage new and existing business in this region of the world. The strategy includes both capital investment as well as new marketing initiatives. The company presently anticipates that initial capital investments may be in the form of joint ventures. For non-capital initiatives, cooperative marketing and technical agreements will be pursued. The screening and development of specific investments and agreements will take place over the next six to eighteen months.


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

RESULTS OF OPERATIONS

The company reported record sales and net income for both the second quarter and first six months of 1994.

Second quarter 1994 sales reached $565.6 million. Second quarter 1993 sales included $7.8 million in sales by the company's Chemprene subsidiary, which subsidiary's assets were sold in the fourth quarter of 1993. Notwithstanding the loss of these sales in the 1994 second quarter, sales rose $16.1 million, or 3 percent, primarily as a result of an 8 percent increase in the Chemical Segment's shipment volume.

Reported second quarter net income of $32.4 million for 1994 and $14.9 million for 1993 included non-recurring items. Current year results included a gain of $3.1 million attributable to the sale of the company's Allied-Kelite operation, while 1993 results contained a $6.1 million charge for a loss on the sublease of office facilities. Before non-recurring items, net income for the second quarter 1994 was $29.3 million, an increase of $8.4 million compared to $20.9 million for the same period of 1993. The 40 percent increase in net income, before non-recurring items, was primarily attributable to a 2 percent improvement in gross profit margins and greater sales. Increased shipment volume, favorable sales mix and cost saving initiatives at the Bergkamen, Germany facility were all key components contributing to higher margins in the Chemical Segment. Lower crude oil and raw material feedstock costs were the most important elements leading to greater margins in the company's petroleum operations.

Reported sales of $1,119 million for the first six months of 1994 were $16.4 million above sales for the same period of 1993. Sales rose, despite the loss of revenue attributable to the former Chemprene operation which contributed $15.9 million to the sales recorded during the first six months of 1993. The increase in sales was concentrated within the Chemical Segment which reported 1994 shipment volume that was 6 percent above the prior year.

Net income for the first six months of 1994 increased 61 percent to $54.4 million compared with the same period of 1993. Excluding non-recurring items, as previously noted, net income for the first six months of 1994 was $51.3 million. This represented a 29 percent increase over the $39.8 million of net income for the corresponding period of 1993. A 1 percent increase in gross profit margins and greater sales accounted for the increase in net income before non-recurring items. As noted above in the quarterly comparison, higher shipment volume, favorable sales mix, cost saving initiatives and lower feedstock costs were all key factors in achieving the improved margins. Partially offsetting the higher income was an increase in domestic pension costs, attributable to plan amendments and assumption changes, that had a $2.7 million adverse effect on net income.

Segment net sales and operating income for the second quarter and first six months of 1994 and 1993 are set forth in the following table. Income and expenses of a general nature are not allocated to industry segments in computing operating income. These include general corporate expenses, interest income and expense, and certain other income and expenses.

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                   --------------          --------------
                                   1994      1993          1994      1993
                                   ----      ----          ----      ----
      Net Sales
          Chemical                 $337.3    $314.3       $ 672.0   $ 645.2
          Petroleum                 196.3     192.6         375.9     372.6
          Diversified products       36.1      46.6          79.3      93.3
          Intersegment elimination   (4.1)     (4.1)         (8.2)     (8.5)
                                   ------    ------      --------  --------
          Total Net Sales          $565.6    $549.4      $1,119.0  $1,102.6
                                   ======    ======      ========  ========

      Operating Income
          Chemical                  $34.9     $29.0        $ 66.4     $58.0
          Petroleum                  18.8      14.3          31.2      22.9
          Diversified products        7.1       1.9          10.6       4.8
                                   ------    ------      --------  --------
          Total Operating Income    $60.8     $45.2        $108.2     $85.7
                                   ======    ======      ========  ========


Domestic operations accounted for 71 percent of the company's net sales and 67 percent of its operating income for the six months ended June 30, 1994. These amounts were comparable to those of the same period of 1993.

The composition of second quarter sales for both years was similar to the six month results. However, the domestic operations' contribution to total operating income increased from 68 percent for the second quarter 1993 to 71 percent for the same quarter of 1994.


CHEMICAL SEGMENT

The Chemical Segment's 1994 second quarter sales rose $23 million above the same quarter of 1993. Each of the segment's three operating groups shared in the higher sales through increased shipment volume. Operating income rose $5.9 million, or 20 percent, during the second quarter 1994 compared to the same period of the prior year. The Oleochemicals/Surfactants and Polymer Additives groups shared equally in the increase while the International/Europe Group's earnings were unchanged. A 10 percent increase in shipment volume combined with a favorable sales mix led to the improved operating results of the
Oleochemicals/Surfactants Group, while the higher earnings of the Polymer Additives Group was a result of increased shipment volume of vinyl products and favorable product sales mix.

Net sales for the first six months of 1994 were 4 percent, or $26.8 million, greater than the same period of 1993. Volume increases within all groups combined with favorable product mix accounted for the improved sales performance. Segment operating income for the first six months of 1994 was $8.4 million greater than the income reported for the same period of 1993. Operating income for the Oleochemicals/Surfactants Group, which accounted for approximately 40 percent of the segment's higher earnings, rose 11 percent during this period. This group's earnings were reflective of a 6 percent increase in shipment volume and a favorable product mix. Polymer Additives' contribution to the segment's increased operating results was also approximately 40 percent. The increase in earnings reported by the Polymer Additives Group was attributable to a favorable sales mix of Olefins/Styrenics products combined with a reduction of other operating costs associated with the group's Bergkamen facility. The International/Europe Group was responsible for the remaining 20 percent of the segment's increased earnings. A 6 percent reduction in other operating costs, attributable to cost saving initiatives and the consolidation of sales and administrative functions, coupled with increased surfactant sales, resulted in higher group earnings.


PETROLEUM SEGMENT

The Petroleum Segment's sales for the second quarter 1994 were 2 percent above sales for the same quarter of 1993. Increased selling prices and product mix offset the effect of a 3 percent decline in shipment volume. Operating income for the second quarter 1994 was up $4.5 million compared to the same period of the prior year. The improved performance was entirely attributable to the segment's Petroleum Specialties Group. The group's domestic and international operations reported current quarter earnings that were approximately 40 percent above second quarter 1993 results. The ability to retain a portion of the benefits derived from lower raw material feedstock costs resulted in the higher reported earnings.

Sales for the first six months of 1994 were up less than 1 percent compared to the same period of 1993. Despite level sales, operating income for this period rose $8.3 million, or 36 percent. The Petroleum Specialties Group accounted for approximately 80 percent of the segment's increased earnings, with the remainder being attributable to the improved operating results reported by the Lubricants Group. All business units within the Petroleum Specialties Group contributed to a 3 percent increase in gross profit margins for the group. Margins rose as a result of a decline in key raw material feedstock costs and improved yields. Crude oil pricing was the dominant factor affecting the Lubricants Group's earnings during this period. Although partially offset by higher additive costs, favorable crude oil pricing combined with a 2 percent increase in lube oil and grease sales accounted for the higher reported earnings.

DIVERSIFIED PRODUCTS

The company sold the operations of its Chemprene subsidiary during the fourth quarter of 1993, while the disposition of the Allied-Kelite operation was completed during the second quarter of the current year. The Allied-Kelite disposition resulted in a pre-tax gain of $4.8 million which was included in the second quarter 1994 segment earnings. Comparisons of net sales and operating income are affected by these items.

Second quarter 1994 sales, excluding those attributable to the aforementioned dispositions, rose $1.3 million, or 5 percent, over the same period of 1993. Sales were up as a result of an increased demand for carbon black products. Operating income attributable to the segment's remaining operations increased approximately $1.5 million during the second quarter 1994 compared to the corresponding period of 1993. Greater sales combined with reduced feedstock costs for carbon black products resulted in higher segment earnings.

Segment sales for the first six months of 1994, attributable to the segment's remaining operations, increased $6.1 million, or 11 percent, when compared to the same six months of 1993. An increase in vehicle production and the severe winter heightened the demand for carbon black products and battery components. Earnings for the first six months of 1994 attributable to the segment's remaining operations increased approximately $3 million over the same period of the prior year. This increase was a result of the higher sales reported by both of the segment's remaining operations, combined with lower carbon black feedstock costs and operating efficiencies at the segment's Battery Parts facilities.


OUTLOOK

The company will continue to focus on its core areas of specialty chemical and petroleum products for global expansion. The transition to the world headquarters was completed in the second quarter, the company's divestiture program is proceeding as scheduled and the development of plans to expand into the Pacific Rim are underway. Management sees its worldwide business gaining in vitality and believes the effect of cost improvement programs will continue to provide positive returns. The company is looking forward to continued growth in the second half of 1994.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

         The company has been notified, or is named as a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state, and local) and private actions associated with environmental matters, such as those relating to hazardous wastes. These actions seek remediation costs, penalties and/or damages for personal injury or damage to property or natural resources. As of December 31, 1993, the company had been identified as a PRP in connection with forty sites which are subject to the federal Superfund Program under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). With two exceptions, all the Superfund sites in which the company is involved are multi-party sites, and, in most cases, there are numerous other potentially responsible parties in addition to the company. CERCLA authorizes the federal government to remediate a Superfund site itself and to assess the costs against the responsible parties, or to order the responsible parties to remediate the site.

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

          (b) The company's shareholders elected four directors at said Annual Meeting to serve a term of three years, as follows:

                                                       VOTES
                                             --------------------------
                                                FOR            WITHHELD
                                             ----------        --------
                     Simeon Brinberg         44,641,098        116,627
                     William R. Grant        44,391,751        365,974
                     Richard M. Hayden       44,482,407        275,318
                     William R. Toller       44,468,945        288,780

          Directors who did not stand for election and continue in office until the 1995 Annual Meeting are: William J. Ashe, William G. Burns, William E. Mahoney, L. John Polite, Jr., and William Wishnick. Directors who did not stand for election and continue in office until the 1996 Annual Meeting are: Denis Andreuzzi, Harry G. Hohn, Dan J. Samuel, and Bruce F. Wesson. For information pertaining to Mr. Andreuzzi see Item 5 below.

          (c) In addition to the election of four directors, the company's shareholders:

              (i) Approved an amendment to the company's Restated Certificate of Incorporation regarding the indemnification of directors and officers.

                                            VOTES
                              --------------------------------
                                 FOR       AGAINST     ABSTAIN
                              ----------   -------     -------
                              43,776,384   811,798     169,543

              (ii) Approved a form of indemnification agreement between the company and its directors and officers.

                                            VOTES
                              --------------------------------
                                 FOR       AGAINST     ABSTAIN
                              ----------   -------     -------
                              43,622,162   949,294     186,269

              (iii) Approved  the  amendment  and  restatement  in  full  of the company's  present  Restated  Certificate of  Incorporation.

                                            VOTES
                              --------------------------------
                                 FOR       AGAINST     ABSTAIN
                              ----------   -------     -------
                              44,207,944   263,285     286,496

              (iv) Ratified the appointment of Ernst & Young as the company's independent auditors for 1994.

                                            VOTES
                              --------------------------------
                                 FOR       AGAINST     ABSTAIN
                              ----------   -------     -------
                              44,582,313    29,025     146,387

ITEM 5.  Other Information

         Effective August 1, 1994, Mr. Andreuzzi retired as an officer of the company, and in connection therewith he resigned as a director of the company.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

           2    Not applicable
           4    Not applicable
          10    Not applicable
          11    Statement  re  computation  of per  share  earnings
          15    Letter re unaudited  interim  financial  information
          18    Not applicable
          19    Not applicable
          20    Not  applicable
          22    Not applicable
          23    Not  applicable
          24    Not applicable



         (b) Reports on Form 8-K

            There were no reports on Form 8-K for the three months ended June 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WITCO CORPORATION
                                   -----------------
                                   (Registrant)






Date:  August 12, 1994             /s/    Michael D. Fullwood
                                   ----------------------------
                                   Michael D. Fullwood
                                   Executive Vice President and
                                   Chief Financial Officer



Date:  August 12, 1994             /s/     Dustan E. McCoy
                                   ----------------------------
                                   Dustan E. McCoy
                                   Vice  President - General  Counsel  and
                                   Corporate Secretary