Form 10-Q
period 1994-09-30
WITCO CORP
filed 1994-11-14
CIK 107889

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994



Commission File Number  1-4654

                              WITCO CORPORATION
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Delaware                                                            13-1870000
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


One American Lane, Greenwich, Connecticut                           06831-2559
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code              (203) 552-2000
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



                            YES   X             NO
                                ----               ----


The number of shares of common stock outstanding is as follows:

      Class                                    Outstanding at October 31, 1994
      -----                                    -------------------------------

Common Stock - $5 par value                                         56,142,789

                              WITCO CORPORATION

                                  FORM 10-Q



                              September 30, 1994



                 CONTENTS                                             PAGE


 PART I.   FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Condensed consolidated balance sheets at
           September 30, 1994 and December 31, 1993                    2


           Condensed consolidated statements of income for the three
           and nine months ended September 30, 1994 and 1993           3


           Condensed consolidated statements of cash flows for the
           nine months ended September 30, 1994 and 1993               4


           Notes to condensed consolidated financial statements        5


           Independent accountants' report on review of interim
           financial information                                       7


 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         8


PART II.   OTHER INFORMATION

 Item 1.   Legal Proceedings                                          12


 Item 6.   Exhibits and Reports on Form 8-K                           13

PART I.  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Per Share Data)


                                                    September               December
                                                       30,                     31,
                                                      1994                  1993 (a)
                                                 -------------           -------------
                                                  (Unaudited)

ASSETS
  CURRENT ASSETS
   Cash and cash equivalents                      $   182,318            $  183,050
   Accounts and notes receivable-net                  421,034               340,850
   Inventories
     Raw materials and supplies        $   97,713             $   81,440
     Finished goods                       152,054     249,767    146,029    227,469
                                          -------                --------
   Prepaid and other current assets                    46,694                41,204
                                                    ---------             ---------
      TOTAL CURRENT ASSETS                            899,813               792,573
                                                    ---------             ---------
  PROPERTY, PLANT AND EQUIPMENT -
   less accumulated depreciation
   of $683,407 and $621,684                           721,365               696,462

  INTANGIBLE ASSETS - less accumulated
   amortization of $49,341 and $38,612                194,525               217,032
  OTHER ASSETS                                        103,837               132,931
                                                    ---------             ---------
      TOTAL ASSETS                                $ 1,919,540           $ 1,838,998
                                                    =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
   Notes and loans payable                        $     3,174           $     4,194
   Accounts payable and other current liabilities     348,524               337,144
                                                    ---------             ---------
     TOTAL CURRENT LIABILITIES                        351,698               341,338
                                                    ---------             ---------
  LONG-TERM DEBT                                      349,074               496,266
  DEFERRED FEDERAL AND FOREIGN INCOME TAXES            70,475                74,612
  DEFERRED CREDITS AND OTHER LIABILITIES              218,476               213,367
  SHAREHOLDERS' EQUITY
   $2.65 Cumulative Convertible Preferred Stock,
     par value $1 per share
     Authorized - 14 shares
     Issued and outstanding - 7 and 9 shares                7                     9
   Common Stock, par value $5 per share
     Authorized - 100,000 shares
     Issued - 56,312 and 50,818 shares                281,561               254,089
   Capital in excess of par value                     127,499                 6,123
   Equity adjustments:
     Foreign currency translation                       2,868               (23,723)
     Pensions                                          (6,548)               (6,548)
   Retained earnings                                  527,279               488,241
   Less cost of 190 and 318 shares of common
     stock in treasury                                 (2,849)               (4,776)
                                                    ---------             ---------
     TOTAL SHAREHOLDERS' EQUITY                       929,817               713,415
                                                    ---------             ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 1,919,540           $ 1,838,998
                                                    =========             =========

(a) The balance sheet at December 31, 1993, has been derived from the audited financial statements at that date.



See accompanying notes.

                  WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                        --------------------------   --------------------------
                                             1994           1993         1994           1993
                                        -----------    -----------   -----------    -----------
                                            (In  Thousands  Except  Per  Share Data)
REVENUES
  Net sales                             $   564,174    $   540,603   $ 1,683,188    $ 1,643,226
  Interest                                    2,500          1,995         7,149          6,091
                                        -----------    -----------   -----------    -----------
                                            566,674        542,598     1,690,337      1,649,317
                                        -----------    -----------   -----------    -----------

COSTS AND EXPENSES
  Cost of goods sold (exclusive of
     depreciation and amortization)         439,353        414,892     1,295,129      1,272,025
  Selling and administrative expenses        58,738         56,843       179,963        175,617
  Depreciation and amortization              25,622         26,894        79,127         80,163
  Interest                                    7,125          9,251        21,965         26,520
  Other expense (income)-net                 (4,161)        11,330        (9,571)        20,224
                                        -----------    -----------   -----------    -----------
                                            526,677        519,210     1,566,613      1,574,549
                                        -----------    -----------   -----------    -----------

INCOME BEFORE FEDERAL AND FOREIGN
INCOME TAXES                                 39,997         23,388       123,724         74,768

FEDERAL AND FOREIGN INCOME TAXES             12,999          9,763        42,303         27,438
                                        -----------    -----------   -----------    -----------

NET INCOME                              $    26,998    $    13,625   $    81,421    $    47,330
                                        ===========    ===========   ===========    ===========

PER COMMON SHARE:
  Net Income                            $       .48    $       .27   $      1.46    $       .94
  Net Income - assuming full dilution   $       .48    $       .26   $      1.46    $       .94
  Dividends declared                    $       .28    $       .25   $       .78    $       .71

Weighted average number of common shares
  and equivalents - primary                  56,383         56,258        56,389         54,364
                                        ===========    ===========   ===========    ===========


See accompanying notes.

                  WITCO CORPORATION AND SUBSIDIARY COMPANIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                         Nine Months Ended
                                                            September 30,
                                                    -------------------------
                                                       1994            1993
                                                    -------         ---------
                                                           (In Thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES          $ 87,052         $116,397
                                                    -------         ---------

INVESTING ACTIVITIES

   Expenditures for property, plant and equipment   (82,653)         (71,971)
   Proceeds from dispositions                        24,194                -
   Other investing activities                         2,384           (5,928)
                                                    -------         ---------
     Net Cash Used in Investing Activities          (56,075)         (77,899)
                                                    -------         ---------

FINANCING ACTIVITIES

   Proceeds from common stock offering                    -          142,169
   Proceeds from borrowings                             657          366,192
   Payments on borrowings                            (3,892)        (489,044)
   Dividends paid                                   (39,294)         (32,060)
   Other financing activities                         2,155            1,519
                                                    -------         ---------
     Net Cash Used in Financing Activities          (40,374)         (11,224)
                                                    -------         ---------

Effects of Exchange Rate Changes on Cash and
     Cash Equivalents                                 8,665           (2,077)
                                                    -------         ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (732)          25,197

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    183,050          134,447
                                                    -------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $182,318         $159,644
                                                    =======         =========












See accompanying notes.

                  WITCO CORPORATION AND SUBSIDIARY COMPANIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1993.

The condensed consolidated financial statements at September 30, 1994, and for the nine month periods ended September 30, 1994 and 1993, have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by independent accountants, Ernst & Young LLP, and their report is included herein.

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

NOTE D -  Other Matters

The statement of income for the nine month period ended September 30, 1994, includes a gain of $3,133,000, or $.06 per common share, from the sale of the metal finishing and metal working businesses of the company's Allied-Kelite subsidiary. The pre-tax gain of $4,820,000 is included in the caption "Other expense (income) - net."

Statements of income for the three and nine month periods ended September 30, 1993, include a charge of $1,718,000, or $.03 per common share, as a result of the increase in the U.S. federal tax rate.

The statements of income for the three and nine month periods ended September 30, 1993, include a charge of $7,563,000, or $.14 per common share, as a result of a legal judgment against the company. The pre-tax charge of $11,636,000 is included in the caption "Other expense (income) - net".

The statement of income for the nine month period ended September 30, 1993, includes a charge of $6,061,000, or $.11 per common share, for a loss on sublease of office facilities. The pre-tax charge of $9,184,000 is included in the caption "Other expense (income) - net."

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

At September 30, 1994, the company's reserves for environmental remediation and compliance costs amounted to $96,539,000, reflecting Witco's estimate of the costs which will be incurred over an extended period of time in respect of these matters which are reasonably estimable.

The company has numerous insurance policies which it believes provide coverage at various levels for environmental liabilities. The company is currently in litigation with many of its insurers concerning the applicability and amount of insurance coverage for environmental costs under certain of these policies. Except for amounts reflected in executed settlement agreements, no provision for recovery under any of these policies is included in the company's financial statements.

The company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position.

                     Independent Accountants' Review Report


The Board of Directors
Witco Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Witco Corporation and Subsidiary Companies as of September 30, 1994, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1994 and 1993, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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


Stamford, Connecticut
 November 9, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND FINANCIAL RESOURCES

Although cash and cash equivalents have decreased slightly since year-end, record sales have resulted in a $89.9 million increase in other components of working capital. Additional accounts receivable represents $67.1 million of this increase. The company anticipates that cash flow from operations will be sufficient to fund, for the foreseeable future, capital investments, dividend payments, commitments on environmental remediation projects, and operating requirements.

Earlier in the year the company completed the redemption of all of its $150 million outstanding 5 1/2% Convertible Subordinated Debentures due 2012. $149.9 million of this debt was converted into the company's common stock. The redemption was called to provide greater financial flexibility as the company continues in its efforts to expand product lines and marketing capabilities of its core businesses. See Note C to the Financial Statements for further discussion regarding the redemption.

The company is moving forward in its efforts to divest non-core businesses. The Allied-Kelite operations were sold in the second quarter for $24.2 million and the sale of the Battery Parts business is expected to be completed by the end of the year. Early in the fourth quarter the company also announced its intention to sell its Concarb operations. Concarb, a producer of carbon black used mostly in the rubber industry for the manufacture of tires, has plants in Ponca City, Oklahoma; Sunray, Texas; and Phenix City, Alabama. It is anticipated that the proceeds from these divestitures will be used to fund an acquisition(s) that will accelerate the global expansion of the company's core businesses.


CAPITAL INVESTMENTS AND COMMITMENTS

Capital expenditures during the first nine months of 1994 amounted to $82.7 million compared to $72 million during the same period of 1993. Capital expenditures are expected to exceed $110 million in 1994 which would be a record level of capital investment by the company.

The company has successfully completed the assimilation of the businesses acquired in late 1992 from Schering AG and is now focusing its efforts on reviewing possible acquisition candidates. The company is seeking an acquisition(s) that will expand its product offerings and market share in its core businesses. An ideal acquisition candidate will be one that will position the company for significant growth in North America, Europe, and the Pacific Rim.

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

The company is not a party to any legal proceedings or environmental matters which it believes will have a material adverse effect on its consolidated financial position. It is possible, however, that future results of operations and cash flows, for any particular quarterly or annual period, could be materially affected by such legal proceedings or environmental matters. However, the company does not expect the results of such proceedings or environmental matters to materially affect its competitive position.

RESULTS OF OPERATIONS

Reported sales of $564.2 million outpaced sales for the same quarter of 1993 by $23.6 million, or 4 percent. Higher sales volume in both the Chemical and Petroleum Segments led to the increase. Sales in 1994 were affected by the divestitures of the company's Chemprene subsidiary in the fourth quarter of 1993 and Allied-Kelite's operations in the second quarter of 1994. Reported sales for these businesses were $18 million for the third quarter of 1993.

Despite an across the board lag in the recovery of higher raw material costs, third quarter 1994 net income of $27 million was achieved. Prior year third quarter reported net income included non-recurring charges of $7.6 million for a legal judgment and $1.7 million attributable to an increase in the U.S. corporate tax rate. Excluding non-recurring items from 1993's results, current year third quarter net income was $4.1 million over the same quarter of 1993. Although shipment volume was up 9 percent during this period, gross profit was unchanged. Higher raw material feedstock costs and lower sales prices in certain Petroleum businesses offset the profit contribution from increased sales volume for the current quarter. Lower interest expense attributable to the redemption of the company's 5 1/2% Convertible Subordinated Debentures during the first quarter of 1994 accounted for approximately one-third of the quarter's increase in net income before non-recurring items. The remainder of the increase was due to favorable fluctuations in other corporate expenses.

Reported net sales for the first nine months of 1994 were $1,683.2 million, compared to sales of $1,643.2 million for the same period of 1993. Excluding Chemprene's and Allied-Kelite's decrease of $38 million, sales increased $78 million. Higher sales were attained through a 5 percent increase in volume, principally in the Chemical Segment.

The company's reported net income of $81.4 million for the first nine months of 1994 and $47.3 million for the corresponding period of 1993 included several non-recurring items. Current year results included a $3.1 million gain on the sale of the Allied-Kelite businesses, while 1993 contained the previously noted third quarter non-recurring items and a $6.1 million provision for loss on sublease of office facilities. Excluding non-recurring items, net income for the first nine months of 1994 was $78.3 million compared to $62.7 million for the same period of 1993. An increase in gross profit margins of approximately 1 percent and a 5 percent increase in shipment volume continue to be the predominate factors leading to the 25 percent increase in net income before non-recurring items. A combination of lower feedstock costs early in the year, favorable sales mix and cost saving initiatives have contributed to improved margins for the current year. Conversely, higher domestic pension costs, attributable to plan amendments and assumption changes, had a $3.9 million adverse effect on net income.

Segment net sales and operating income for the third quarter and first nine months of 1994 and 1993 are set forth in the following table. Income and expenses of a general nature are not allocated to industry segments in computing operating income. These include general corporate expenses, interest income and expense, and certain other income and expenses.
                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                    1994      1993         1994       1993
                                   -----     -----      -------    -------
     Net Sales
         Chemical                $ 336.2    $303.3     $1,008.2   $  948.4
         Petroleum                 203.1     195.9        579.0      568.6
         Diversified products       28.9      45.2        108.3      138.4
         Intersegment elimination   (4.0)     (3.8)       (12.3)     (12.2)
                                   -----     -----      -------    -------
         Total Net Sales         $ 564.2    $540.6     $1,683.2   $1,643.2
                                   =====     =====      =======    =======

     Operating Income
         Chemical                $  29.0    $ 24.8      $  95.5    $  82.9
         Petroleum                  16.2       8.5         47.3       31.4
         Diversified products        1.4       3.0         12.0        7.7
                                   -----     -----      -------    -------
         Total Operating Income  $  46.6    $ 36.3      $ 154.8    $ 122.0
                                   =====     =====      =======    =======

Domestic operations accounted for 70 percent of the company's net sales and 68 percent of its operating income for the first nine months of 1994. These amounts were comparable to those of the same period of the prior year. Current year third quarter comparable percentages for both sales and operating income were the same as reported for the first nine months of 1994. However, a comparison of the third quarter 1994 to the third quarter of 1993 shows that the company's domestic operations' contribution to net sales declined 3 percent, while contributing a 5 percent higher amount to net income.

CHEMICAL SEGMENT

Primarily due to an increase in sales volume, the segment's 1994 third quarter net sales were 11 percent ahead of sales for the same period of 1993. Each of the segment's three operating groups shared in an overall 9 percent increase in shipments. Operating income for the Chemical Segment rose $4.2 million, or 17 percent, during the third quarter of 1994 compared to the same quarter of 1993. The Polymer Additives Group accounted for approximately two-thirds of the segment's higher operating earnings. This strong performance was attributable to increased shipments to PVC manufacturers, domestic manufacturing efficiencies and an upturn in the European economy. Greater sales volume in PVC additives was indicative of a rise in housing starts, greater industrial construction and higher automobile sales. Higher operating earnings were also reported by both the Surfactants and International/Europe Groups. An increase in shipment volume of approximately 10 percent, primarily a reflection of increased global demand for surfactant products, led to improved results.

Net sales for the first nine months of 1994 were up 6 percent compared to the first nine months of 1993. Shipment volume rose 7 percent during this period while sales prices were unchanged. Segment operating income for the first nine months of 1994 was 15 percent above the income reported for the corresponding period of the prior year. Approximately half of the segment's improved operating earnings was attributable to the favorable results reported by each of the Polymer Additives Group's business units. As noted for the quarter, increased sales to PVC manufacturers, cost cutting initiatives, and a more robust European economy were the factors which led to the group's higher earnings. The Surfactants and International/Europe Groups also reported earnings that were up during this nine month period. The reported increase for the Surfactants Group resulted from its ability to increase shipment volume by 8 percent, while maintaining the group's selling, general and administrative expenses at 1993 levels. Greater shipment volume, primarily attributable to a 20 percent growth of the group's Surfactant business, coupled with cost saving initiatives including the consolidation of sales and administrative functions, accounted for the higher International/Europe Group's operating income.

PETROLEUM SEGMENT

Third quarter 1994 net sales were 4 percent ahead of sales for the third quarter of 1993. A 9 percent increase in sales volume was offset partially by a 5 percent drop in selling prices. Prevailing adverse market conditions for asphalt and industrial products and an unfavorable sales mix of petroleum specialty products caused sales prices to decline. 1993's third quarter earnings were adversely affected by a $11.6 million legal judgment. Excluding this non-recurring charge, third quarter 1994 segment earnings declined $4 million, or 20 percent, from the same period of 1993. Both of the segment's operating groups reported a drop in operating income. The bulk of the decline was a result of higher crude oil costs and lower sales prices reported by the Lubricants Group. Adverse market conditions have had an unfavorable impact on the selling prices of the group's asphalt and industrial products. Earnings for the Petroleum Specialties Group were down as a result of an unfavorable product sales mix and start up costs attributable to the group's Extracted Sulfonic Acid Unit in Gretna, Louisiana, and its Amsterdam, Holland, Calcium Sulfonates Plant.

Petroleum segment sales for the first nine months of 1994 were $10.4 million, or 2 percent, greater than sales for the comparable period of 1993. Sales were up as a result of a 4 percent increase in shipment volume, which was partially offset by a 1 percent decline in prices. The segment's reported increase in earnings for the first nine months of 1994 compared to the same period of 1993 was primarily attributable to the previously noted non-recurring legal judgment. Operating income, excluding this charge, rose $4.3 million, or 10 percent. Higher Petroleum Specialties Group earnings accounted for the segment's entire increase in operating income. The increase in the group's profitability was a result of its ability to retain part of the savings gained through lower feedstock costs earlier in the year. These savings are part of the normal cycle in which sales price adjustments lag behind changes in feedstock costs. The group also benefited from a favorable mix of products shipped from its domestic and Canadian operations. Lubricants Group earnings were down from the prior year, primarily due to adverse market conditions for asphalt products.

DIVERSIFIED PRODUCTS

The company announced its intention to sell its Concarb Division, the largest operation of the Diversified Products Segment. This divestiture is part of Witco's continuing long-term strategy of growing core chemical and petroleum specialty businesses while shedding non-strategic lines. The divestiture program is on schedule; the Chemprene subsidiary was sold in 1993, Allied-Kelite's operations in 1994, and it is expected that the Battery Parts Division will be sold during the fourth quarter of 1994.

Sales attributable to the segment's Concarb and Battery Parts Divisions (remaining operations) for the third quarter of 1994 increased approximately $2 million, or 8 percent, compared to the third quarter of the prior year. This increase was mainly the reflection of a greater demand for carbon black products, the result of higher motor vehicle production and improved tire sales. Operating income for the third quarter of 1994 attributable to the segment's remaining operations was comparable to the same period of 1993. Higher carbon black feedstock costs offset the positive effect that greater customer demand had on earnings.

The segment's remaining operations reported net sales for the first nine months of 1994 that were 10 percent higher than sales for the same period of 1993. Again, an increased demand for carbon black due to higher new vehicle and tire sales was the major reason for the improved sales. Earnings from the segment's remaining operations for the first nine months of 1994 were up $3.7 million compared to the first nine months of 1993. Approximately two-thirds of this increase was a result of higher carbon black sales, while the remainder was attributable to a favorable product sales mix and a reduction in personnel related to the Battery Parts Division.

OUTLOOK

The company anticipates that earnings for the remainder of 1994 will remain at reasonable levels. Most operating groups are incurring increased raw material costs, and while each group should reestablish margins over time, it may be difficult in all cases to raise selling prices during the remainder of 1994 in amounts sufficient to recover all increased raw material costs.

The company's strategic focus continues to be on the growth of its chemical and petroleum specialty businesses. Reaching its goal of $5 billion in sales by the year 2000 will be accomplished through the divestiture of non-core businesses and through acquisitions which will expand the Company's global offerings and market share. Witco is strongly committed to the expansion of its core businesses in North America, Europe, and the Pacific Rim.

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

        The company has numerous insurance policies which it believes provide coverage at various levels for environmental liabilities. The company is currently in litigation with many of its insurers concerning the applicability and amount of insurance coverage for environmental costs under certain of these policies. Except for amounts reflected in executed settlement agreements, no provision for recovery under any of these policies is included in the company's financial statements.

        The company is a defendant in four similar actions pending in California state courts, which arise out of the company's involvement in the polybutylene resin manufacturing business in the 1970's: East Bay Municipal Utility District v. Mobil Oil Co., et al., filed in November
        1993, is pending in Superior Court for the County of Alameda in California. The plaintiff alleges that Witco and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in a water distribution system. Other allegations include breach of warranty, fraud, strict liability and breach of the California Unfair Practices Act; City of Santa Maria v. Shell Oil Co., et al., filed in May 1994, is pending in Superior Court for the County of San Luis Obispo in California; City of Redding v. Mobil Oil Co., et al, filed in July 1993, is pending in Superior Court for the County of Tehama in California; and, City of Morgan Hill v. Mobil Oil Co., et al., filed in December 1987, is presently pending in Superior Court for the County of Santa Clara in California.

        The company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position.

ITEM 6.   Exhibits and Reports on Form 8-K

       (a)Exhibits

           2 Not applicable
           4 Not applicable
          10 Not applicable
          11 Statement  re  computation  of per  share  earnings
          15 Letter re unaudited  interim  financial  information
          18 Not  applicable
          19 Not applicable
          22 Not  applicable
          23 Not  applicable
          24 Not  applicable
          27 Financial Data Schedule



       (b)Reports on Form 8-K

          There were no reports on Form 8-K for the three months ended September 30, 1994.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WITCO CORPORATION
                               -----------------
                               (Registrant)




                               /s/     Michael D. Fullwood
Date:  November 11, 1994       -------------------------------------------
                               Michael D. Fullwood
                               Executive    Vice   President   and   Chief
                               Financial Officer



                               /s/     Dustan E. McCoy
Date:  November 11, 1994       -------------------------------------------
                               Dustan E. McCoy
                               Vice   President  -  General   Counsel  and
                               Corporate Secretary