Form 10-K
WITCO CORP
filed 1995-03-27
CIK 107889

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994           COMMISSION FILE NO. 1-4654

                            ------------------------

                               WITCO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                        DELAWARE                                                 13-1870000
            (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER IDENTIFICATION NO.)
             INCORPORATION OR ORGANIZATION)

                   ONE AMERICAN LANE                                             06831-2559
                 GREENWICH, CONNECTICUT                                          (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 552-2000

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE
                          TITLE OF EACH CLASS                               ON WHICH REGISTERED
-----------------------------------------------------------------------   ------------------------

Common Stock -- $5 Par Value                                              New York Stock Exchange
7.45% Debentures due 1997                                                 New York Stock Exchange
Rights to Purchase Series A Participating
  Cumulative Preferred Stock                                              New York Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on February 28, 1995 on the New York Stock Exchange for the Registrant's Common Stock, was $1.6 billion.

     There were 56,173,302 shares of the Registrant's Common Stock outstanding on February 28, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for its April 26, 1995 Annual Meeting of Shareholders are incorporated by reference into Part III.

________________________________________________________________________________

                                     PART I

ITEM 1 -- BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     The Company is a global manufacturer and marketer of specialty chemical and petroleum products for use in a wide variety of industrial and consumer applications. Most of the Company's products are sold to industrial customers for use as additives and intermediates which impart particular characteristics to such customers' end products. The Company provides manufacturing flexibility and a high degree of technical service to create value-added chemical and petroleum products that meet customers' specialized needs. Established in 1920, Witco has ranked among the Fortune 500 largest U.S. industrial firms for many years, ranking 212 for 1993. At December 31, 1994, the Company had 7,955 employees worldwide.

     The  Company's  operations  are  divided  among  three  business  segments:
Chemical, Petroleum and Diversified Products, which are described in Section (c) below.

     In 1992 the Company completed the acquisition of the Industrial Chemicals and Natural Substances divisions of Schering AG Berlin (the 'Schering Acquisition'). As a result of the acquisition, the Company's international presence expanded with the addition of a large chemical manufacturing base in Germany and operations in Spain, the United Kingdom, France, Italy, and Ecuador.

     The Company completed the sale of the Allied-Kelite Division's businesses in 1994. The Company expects to complete the sale of its carbon black and battery container manufacturing businesses by mid-1995.

     On March 11, 1994, the Company called for redemption on March 28, 1994 all of its $150 million outstanding 5 1/2% Convertible Subordinated Debentures due 2012. $149.9 million of this debt was converted into the Company's common stock. The redemption was called to provide greater financial flexibility as the Company continues in its efforts to expand product lines and marketing capabilities of its core businesses.

     Witco Corporation was incorporated in 1958 under the laws of Delaware as Witco Chemical Company, Inc., at which time it succeeded by merger to the business of Witco Chemical Company, an Illinois corporation formed in 1920. During 1994 the move to the Company's new world headquarters in Greenwich, Connecticut was completed. Its executive offices are now located at One American Lane, Greenwich, Connecticut 06831-2559, telephone (203) 552-2000.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Reference is made to Note 15 of the Notes to Financial Statements. See Item 8 -- Financial Statements and Supplementary Data following Part IV of this report.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     The  Company's  operations  are  divided  among  three  business  segments:
Chemical, Petroleum and Diversified Products.

Chemical Products

Oleochemicals/Surfactants

     Witco offers one of the broadest lines of surfactants and oleochemicals in the chemical industry, providing 'one-stop shopping' for its customers on a global basis. These products are sold to a range of industries, including cosmetics and pharmaceuticals; personal care, soap and detergent; agricultural; rubber; food; paint and protective coatings; and textile. Surfactants change the surface tension of liquids. They include agricultural emulsifiers, which are used to break up pesticides into small particles, thereby increasing dispersion and improving penetration, and food emulsifiers, which impart particular characteristics (such as consistency) to certain foods. In addition, surfactants are used in personal care products, fabric softeners, and detergents to improve penetration and cleaning capability. These products complement those offered by the Petroleum Specialties Group of the Company's Petroleum Products segment in this area. Oleochemicals are derived from natural fats and oils, and include fatty acids, fatty amines, esters and glycerines. Oleochemicals modify surfaces either as direct lubricants, or as components of ingredients that modify surfaces. Examples of their diverse applications include acting as lubricants in plastics; imparting mold release features for the rubber industry; and acting as curing systems for rubber. The Company is a worldwide producer of cationic and amphoteric surfactant products. These materials are major ingredients in fabric softener, hair conditioner and other personal care products.

Polymer Additives

     Witco is a worldwide supplier of additives and catalysts for the polymer industry. It manufactures stabilizers, lubricants, plasticizers, and peroxide catalysts used in the manufacture of polyvinyl chloride (PVC) resin for such applications as pipes, fittings, siding and packaging materials. The company is also a supplier of lubricants, antioxidants, and peroxide catalysts to polyolefin/polystyrene manufacturers. These resins are used extensively in a broad spectrum of applications ranging from packaging film to small appliance housings. The Company is a European producer of aluminum alkyls, used as co-
catalysts   in  the  production  of   polyolefins  (including  polyethylene  and
polypropylene, which are among the world's largest volume plastics used in packaging, cars, furniture, and appliances) and produces organotin compounds for the production of PVC stabilizers and biocides for marine paints.

Resins

     The Resins Group, based in Germany, was formed in 1994 to serve Witco's diverse global customer base for polyurethane intermediates, coatings, and epoxy resins and hardeners. It encompasses Witco's U.S.-based polyurethane intermediates businesses and epoxy resins, hardeners and polyurethanes manufacturing and marketing operations in the U.K., France, Germany, Italy, and Denmark.

     Witco has been developing water-based polyurethanes to replace higher volatile organic compound solvent-based systems. This has increased the number of new products and Witco's market share among multi-product customers. Witco is conducting an effort to develop technical applications for these products in new markets. Examples include new water-based textile coatings and a patented dimethyl pyrazol (DMP) polyurethane for anti corrosive coatings developed in the U.K., polyurethane systems for footwear developed in France for manufacturers in Asia and South America, low-fogging polyesters for the European and Asian markets, water-based epoxy resins and hardeners and polyurethane dispersions worldwide.

     Worldwide, footwear, adhesives, and coatings are believed to offer significant new business potential for customers with both epoxy resin and polyurethane needs. To meet these needs, Witco is investing in capacity expansions at plants worldwide.

Customers

     The Company markets its specialty chemical products directly through its own sales force and through an organized distribution program to a large number of customers in a broad range of industries. Its chemical business is not dependent upon any single customer or a few customers. During the year ended December 31, 1994, no customer accounted for more than 4.3% of Chemical Segment sales, and sales to the ten largest customers accounted for approximately 14.5% of Chemical Segment sales.

Competition

     Many of the specialty chemical products produced by the Company are characterized by a need for a high degree of manufacturing competence and technical service, particularly because customer specifications vary considerably and special formulations must be devised to meet customer needs. Competition is fragmented, with no one competitor offering products across all of the Company's chemical product lines. Competition is primarily on the basis of performance of the Company's products compared with similar products produced by its competitors.

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

Customers

     The Company's petroleum products are marketed directly through its own sales force and through distributors and agents. During the year ended December 31, 1994, no customer accounted for more than 3.5% of Petroleum Segment sales, and sales to the ten largest customers accounted for approximately 17.5% of Petroleum Segment sales.

Competition

     Many of the specialty petroleum products produced by Witco, like its specialty chemical products, are characterized by a need for a high degree of manufacturing competence and technical service. The petroleum products market is highly competitive with the Company's products competing primarily on the basis of pricing, quality and service. The Company believes its technical expertise, reputation for quality products, and, in the case of consumer products, brand name recognition, give it advantages in the marketplace.

Diversified Products

     Diversified Products include battery containers, covers and parts, as well as carbon black. In the U.S., Witco is the leading independent producer of battery containers. Carbon black is sold to the domestic tire and other rubber products industries. The Company is a leading supplier of specialty carbon black for the tire industry. The Company expects to complete the sale of its carbon black and battery container manufacturing businesses by mid-1995. The Company is divesting these businesses as a part of its strategy to concentrate on its core businesses.

Customers

     During the year ended December 31, 1994, one customer accounted for approximately 21% of this segment's 1994 sales and the ten largest customers for approximately 91.2%.

International Operations

     Sales of Witco's non-U.S. operations were $650.7 million, or 29% of total sales, for the year ended December 31, 1994. Witco's operations outside the United States are in Canada, Denmark, Ecuador, England, France, Germany, Israel, Italy, Mexico, the Netherlands, and Spain. Witco now operates 57 manufacturing facilities in 12 countries.

Patents

     Witco owns and has been licensed to use a number of patents, some of which are important in connection with particular products but all of which, as a group, are not material to the Company.

Backlog

     The nature of the Company's business is such that customer orders are usually filled within 30 days. Accordingly, backlog is not significant to the Company's business.

Research and Development

     Witco expended approximately $43.1 million in 1994, $42.6 million in 1993 and $29.2 million in 1992 on research and development of new products and services, and for improvements and new applications of existing products and services.

General

     The chemical and petroleum industries in which Witco operates have experienced increased operating costs and capital investments due to statutes and regulations at the federal, state and local levels for the protection of the environment and the health and safety of employees and others. Witco believes that expenditures for compliance with these statutes and regulations will continue to have a significant impact upon the conduct of its business. The trend for greater environmental awareness and more stringent environmental regulations is likely to continue and while Witco cannot accurately predict how this trend will affect future operations and earnings, Witco does not believe its costs will vary significantly from those of its competitors in the chemical and petroleum industries.

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

     At December 31, 1994, environmental reserves amounted to $97.4 million. These reserves reflect management's assessment of future remediation and compliance costs in light of all available information. Witco expended $11 million in 1994 against these reserves and anticipates 1995 expenditures to approximate $34 million.

     The Company's current construction projects include up-to-date methods and equipment for protecting the environment. In addition, Witco is continuing its program for modification of its facilities to meet current standards for the control of emissions, effluents and solid wastes. Capital expenditures to improve safety and to conform to environmental regulations amounted to approximately $14 million in 1994 and $17.6 million in 1993.

     Witco is continuing its efforts to reduce hazardous waste and emissions generated by its operations. Through improved operating efficiencies, installation of additional environmental control equipment, and utilization of the latest innovations in waste treatment technology, management believes that operating costs associated with managing hazardous substances and pollution can be controlled. Such operating costs amounted to $21.2 million in 1994 and $20 million in 1993.

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

ITEM 2 -- PROPERTIES

     Witco currently conducts its manufacturing operations in 57 plants, owned in fee or occupied under lease, of which 35 are in the United States and 22 in other countries. Of these facilities, 33 are utilized for Chemical product manufacturing; 19, including 2 refineries, are utilized for Petroleum product manufacturing; and 5 are utilized for the manufacture of Diversified Products. All of the facilities are in good operating condition.

    PRINCIPAL PLANTS AND OTHER IMPORTANT PHYSICAL PROPERTIES -- LOCATIONS BY
                                INDUSTRY SEGMENT
   (OWNED IN FEE EXCEPT WHERE PARENTHETICAL DATES REFER TO LEASE EXPIRATION)

CHEMICAL SEGMENT FACILITIES

United States

Santa Fe Springs, California                     Perth Amboy, New Jersey
Blue Island, Illinois                            Brooklyn, New York
Chicago, Illinois                                Memphis, Tennessee
Mapleton, Illinois -- 2 Plants                   Fort Worth, Texas
Harahan, Louisiana                               Houston, Texas
Taft, Louisiana                                  LaPorte, Texas
Brainards, New Jersey                            Marshall, Texas
Newark, New Jersey                               Janesville, Wisconsin

International

Brantford, Canada                                Elbeuf, France
Montreal, Canada                                 St. Amour, France
Oakville, Canada                                 Bergkamen, Germany (2091)
Soro, Denmark (2005)                             Steinau, Germany
Quito, Ecuador                                   Haifa, Israel
Accrington, England                              Gambolo, Italy
Droitwich, England                               Cuatitlan, Mexico
Flimby, England                                  Granollers, Spain

PETROLEUM SEGMENT FACILITIES

United States

Los Angeles, California                          Gretna, Louisiana
Oildale, California -- Refinery                  Omaha, Nebraska (1999)
Rancho Dominguez, California                     Bakerstown, Pennsylvania
Richmond, California (1999)                      Bradford, Pennsylvania -- Refinery
Jacksonville, Florida                            Petrolia, Pennsylvania
Spencer, Iowa                                    Trainer, Pennsylvania
Olathe, Kansas

International

Scarborough, Canada (1995)                       Amsterdam, the Netherlands
Toronto, Canada                                  Haarlem, the Netherlands
West Hill, Canada                                Koog Aan De Zaan, the Netherlands

DIVERSIFIED PRODUCTS SEGMENT FACILITIES

United States

Phenix City, Alabama                             Ponca City, Oklahoma
Indianapolis, Indiana                            Sunray, Texas
Philadelphia, Mississippi

OTHER FACILITIES

United States

Greenwich, Connecticut (2014)                    World Headquarters -- Principal Executive,
                                                 Administrative and Sales Office
Los Angeles, California (2001)                   Administrative and Sales Office
Oakland, New Jersey                              Research
Dublin, Ohio                                     Research
Houston, Texas (1995)                            Administrative, Research and Sales Office

International

Willowdale, Canada (2002)                        Administrative Office
Paris, France (1995)                             Administrative and Sales Office
Frankfurt, Germany (1997)                        Principal European Executive and Administrative
                                                 Office

ITEM 3 -- LEGAL PROCEEDINGS

     The Company has been notified, or is named as a potentially responsible party ('PRP') or a defendant in a number of governmental (federal, state, and local) and private actions associated with environmental matters, such as those relating to hazardous wastes. These actions seek remediation costs, penalties and/or damages for personal injury or damage to property or natural resources. As of December 31, 1994, the Company had been identified as a PRP in connection with 38 sites which are subject to the federal Superfund Program under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ('CERCLA'). The Company has also been identified as a PRP in connection with 22 sites where state agencies have taken the lead role in overseeing site cleanup. With 11 exceptions, all the CERCLA and state controlled sites in which the Company is involved are multi-party sites, and, in most cases, there are numerous other potentially responsible parties in addition to the Company. CERCLA authorizes the federal government to remediate a Superfund site itself and to assess the costs against the responsible parties, or to order the responsible parties to remediate the site.

     The Company evaluates and reviews environmental reserves for future remediation and other costs on a quarterly basis to determine appropriate reserve amounts. Inherent in this process are considerable uncertainties which affect the Company's ability to estimate the ultimate costs of remediation efforts. Such uncertainties include the nature and extent of contamination at each site, evolving governmental standards regarding remediation requirements, changes in environmental regulations, widely varying costs of alternative cleanup methods, the number and financial condition of other potentially responsible parties at multi-party sites, innovations in remediation and restoration technology, and the identification of additional environmental sites.

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

     The Company is a defendant in a case filed in October 1992 by the United States Department of Justice on behalf of the United States Environmental Protection Agency styled United States v. Witco, et al. pending in the United States District Court for the Eastern District of California. The United States alleged that the Company has violated the Clean Air Act, the Safe Water Drinking Act, and the Resource Conservation and Recovery Act in connection with certain activities at its Oildale, California, refinery. The Company has executed a consent decree settling this action in which the Company neither admits nor denies liability. Execution of the consent decree on behalf of the United States is awaiting completion of its internal approval process. Thereafter, the consent decree must be approved by the court in order to become effective. Under the terms of the decree, Witco and a third party will jointly pay a civil penalty of $700,000, and Witco will, among other things: (i) make certain modifications to existing equipment in the refinery, and install certain new equipment; (ii) close deep injection wells on an agreed timetable; (iii) install a storm water and wastewater treatment facility at the refinery; and, (iv) complete a site evaluation at the location of the refinery and adjacent properties.

     The Company is a defendant in three similar actions pending in California state courts, which arise out of the Company's involvement in the polybutylene resin manufacturing business in the 1970's: East Bay Municipal Utility District
v. Mobil Oil Co., et al., filed in November 1993, and pending in Superior Court for the County of San Mateo; City of Santa Maria v. Shell Oil Co., et al., filed in May 1994, and pending in Superior Court for the County of San Luis Obispo; and, City of Redding v. Mobil Oil Co., et al., filed in July 1993, and pending in Superior Court for the County of Tehama. In addition, a fourth action, City of Morgan Hill v. Mobil Oil Co., et al., filed in December 1987, which was pending in Superior Court of the County of Santa Clara has been dismissed by the court, but the Company expects the plaintiff in the action to appeal the dismissal. The actions generally allege that the Company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations include breach of warranty, fraud, strict liability, and breach of the California Unfair Practices Act.

     The   Company  is  not   a  party  to   any  legal  proceedings,  including
environmental matters, which it believes will have a material adverse effect on its consolidated financial position.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1994.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth information regarding executive officers of the Company as of February 28, 1995, and is included in Part I in accordance with Instruction 3 of Item 401(b) of Regulation S-K.

                                                SERVED IN
                                                 PRESENT
                                                POSITION               PRIOR BUSINESS EXPERIENCE
           NAME AND PRESENT TITLE                 SINCE                 (WITHIN LAST FIVE YEARS)               AGE
---------------------------------------------   ---------   ------------------------------------------------   ---
CORPORATE

Peter J. Biancotti ..........................      1983                                                        51
  Vice President and Controller
Ronald Edelstein ............................      1992     General Manager -- Information Systems,            45
  Vice President -- Information Systems                       Witco -- October 1991 to April 1992. Vice
                                                              President -- Systems Development, Revlon
                                                              Inc. -- February 1991 to September 1991. Group
                                                              Director -- Systems and Programming, Revlon,
                                                              Inc. prior to February 1991.
Michael D. Fullwood .........................      1992     Group Vice President -- Finance and                48
  Executive Vice President and Chief                          Administration -- October 1990 to September
  Financial Officer                                           1992. Vice President and Treasurer prior to
                                                              October 1990.
Gerald Katz .................................      1995     Group Vice President -- Senior Managing            57
  Senior Vice President -- Corporate                          Director -- Witco Europe from 1992 to 1994.
  Development                                                 Group Vice President -- Chemical Group prior
                                                              to 1992.
William E. Mahoney ..........................      1994     Vice Chairman and Chief Operating                  63
  Vice Chairman and Chief Operating Officer                   Officer -- Chemicals -- September 1992 to
                                                              August 1994. Executive Vice
                                                              President -- Chemical Group prior to September
                                                              1992.
Dustan E. McCoy .............................      1993     Associate General Counsel, Ashland Oil prior to    45
  Vice President, General Counsel and                         April 1993.
  Corporate Secretary
Lawrence B. Nelson ..........................      1990     Group Vice President -- Petroleum Group            64
  Group Vice President -- Corporate
  Technology
James M. Rutledge ...........................      1990     Assistant Controller                               42
  Vice President and Treasurer
Carl R. Soderlind ...........................      1993     Group Vice President -- Commercial                 61
  Senior Vice President -- External Affairs                   Services -- March 1990 to December 1992. Vice
                                                              President -- Corporate Development and
                                                              Investor Relations prior to March 1990.
William R. Toller ...........................      1990     Vice Chairman and Chief Financial                  64
  Chairman of the Board and Chief Executive                   Officer -- March 1990 to September 1990.
  Officer                                                     Executive Vice President -- Finance and
                                                              Administration prior to March 1990.

CHEMICAL SEGMENT

Group Vice Presidents:
Nirmal Jain .................................      1993     Vice President and General Manager -- Argus        57
  Polymer Additives                                           Division prior to January 1993.
Frederick A. Shinners .......................      1994     Vice President and General Manager -- GE           52
  Oleochemicals/Surfactants                                   Silicones from August 1990 to June 1994.
                                                              President -- GE Plastics, Japan prior to
                                                              August 1990.

                                                  (table continued on next page)

(table continued from previous page)

                                                SERVED IN
                                                 PRESENT
                                                POSITION               PRIOR BUSINESS EXPERIENCE
           NAME AND PRESENT TITLE                 SINCE                 (WITHIN LAST FIVE YEARS)               AGE
---------------------------------------------   ---------   ------------------------------------------------   ---
PETROLEUM SEGMENT

Group Vice Presidents:
Harvey L. Golubock ..........................      1990     Vice President Supply and Distribution prior to    52
  Lubricants                                                  September 1990.
Newton E. Brightwell III ....................      1993     Vice President and General Manager -- Sonneborn    46
  Petroleum Specialties                                       Division prior to January 1993.
Vice Presidents:
Eric R. Myers ...............................      1993     Vice President and General Manager --              48
                                                              Kendall/Amalie Division from January 1993 to
                                                              April 1993. Vice President and General
                                                              Manager -- Richardson Battery Parts Division
                                                              from May 1991 to December 1992. President and
                                                              General Manager, Bridgeport -- Piedmont
                                                              Manufacturing Co. -- Division of Bridge
                                                              Products, Inc. prior to May 1991.
Donald E. Weinberg...........................      1986                                                        59

DIVERSIFIED PRODUCTS SEGMENT

Group Vice President:
Robert J. Seward.............................      1993     Group Vice President -- Petroleum Group prior to   62
                                                              December 1992.

                                    PART II

ITEM 5 -- MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Witco's Common Stock is listed on the New York Stock Exchange. The following table reflects the high and low sales prices, as reported on such exchange for each quarterly period during the past two years:

                                                      1994                1993
                                                ----------------    ----------------
                   QUARTER                       HIGH      LOW       HIGH      LOW
---------------------------------------------   ------    ------    ------    ------

First........................................   $35.00    $30.00    $26.69    $24.00
Second.......................................   $32.00    $26.38    $28.06    $25.88
Third........................................   $31.25    $27.38    $31.38    $26.25
Fourth.......................................   $28.75    $24.38    $32.25    $28.63

     The approximate number of holders of record of the Company's Common Stock as of February 28, 1995, was 4,991.

     Dividends on the Common Stock have been declared quarterly during the past two years as follows:

                                                                          PER SHARE
                                                                         ------------
                               QUARTER                                   1994    1993
----------------------------------------------------------------------   ----    ----

First.................................................................   $.25    $.23
Second................................................................   $.25    $.23
Third.................................................................   $.28    $.25
Fourth................................................................   $.28    $.25

ITEM 6 -- SELECTED FINANCIAL DATA

     The data for this item are submitted as a separate section following Part IV of this report.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The data for this item are submitted as a separate section following Part IV of this report.

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

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) Identification of Directors

     Reference is made to pages 2 through 6 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1995.

(b) Identification of Executive Officers

     Reference is made to Part I of this Form 10-K.

(c) Business Experience

     Reference is made to pages 2 through 6 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1995 and Part I of this Form 10-K.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Reference is made to pages 7 and 8 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1995.

ITEM 11 -- EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the captions 'Compensation of Directors' and 'Executive Compensation' on pages 10 through 15 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1995.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information with respect to beneficial ownership of the Company's voting securities, and rights thereto, reference is made to the information set forth under the captions 'Ownership of Securities by Directors and Officers' and 'Security Ownership of Certain Beneficial Owners' on pages 7 and 8 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1995.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others

     Reference  is  made  to  the  information  set  forth  under  the   caption
'Compensation of Directors' on page 10 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1995.

(b) Certain Business Relationships

     Reference is made to the information set forth under the captions 'Other Transactions' on pages 8 and 9 and 'Compensation Committee Interlocks and Insider Participation' on page 15 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1995.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1 and 2 -- The response to this portion of Item 14 is submitted as a separate section of this report.

     (a) 3 -- Exhibits:

EXHIBIT
  NO.
-------
    3(i)  -- Restated Certificate of Incorporation.(1)
    3(ii) -- By-laws, as amended.(1)
    4     -- Instruments defining the rights of security holders, including indentures.
          (i)   --  Rights Agreement  dated as  of March  2, 1995,  between Witco  Corporation and First
                  Chicago Trust Company of New York.(2)
          (iii) -- Pursuant to Regulation S-K, Item 601(b)(4)(iii), no debt or other security instrument represents  10%  of  the  total  assets  of  the  Registrant,  and  accordingly  such instruments  are not filed herewith. Registrant agrees  to furnish a copy of any such agreement to the Commission upon request.
   10     -- Material Contracts.
          (iii)(A) -- Executive Compensation Plans and Arrangements Required to be Filed:
          -- 1. 1986 Stock Option Plan for Employees, as amended.(3)
          -- 2. 1989 Stock Option Plan for Employees.(4)
          -- 3. 1992 Stock Option Plan for Employees.(5)
          -- 4. Consultancy Agreement Between the Company and William Wishnick.(6)
          -- 5. Supplemental Executive Retirement Plan of Witco Corporation.(7)
          -- 6. Witco Corporation 1994 Deferred Compensation Plan.
   11     -- Statement re Computation of Per Share Earnings.
   21     -- Subsidiaries of the Registrant.
   23     -- Consent of Independent Auditors.
   24     -- Power of Attorney.(8)
   27     -- Financial Data Schedule.

     (b) Reports on Form 8-K.

     There were no reports filed on Form 8-K for the three months ended December 31, 1994.

     (c) The Exhibits filed with this report are listed in response to Item 14(a)3.

     (d) The response to this portion of Item 14 is submitted as a separate section of this report.
------------

(1) This Exhibit was included as an exhibit to the quarterly report on Form 10-Q
    for  the  quarter  ended  March  31,  1994,  and  such  Exhibit  is   hereby
    incorporated by reference.

(2) This Exhibit was included as an exhibit to the Registration Statement on Form 8A filed with the Securities and Exchange Commission on March 3, 1995, and such Exhibit is hereby incorporated by reference.

(3) The 1986 Stock Option Plan, as amended, was filed as an Exhibit to the Registration Statement on Form S-8, registration number 33-10715, Post-Effective Amendment No. 1 to Form S-8 effective October 3, 1988, and Post-Effective Amendment No. 2 to Form S-8 effective June 23, 1992. Such
    Exhibit is incorporated herein by reference.

(4) The 1989 Stock Option Plan was filed as an Exhibit to the Registration Statement on Form S-8, registration number 33-30995 effective October 2, 1989, and Post-Effective Amendment No. 1 to Form S-8 effective June 23, 1992, and such Exhibit is hereby incorporated by reference.

(5) The 1992 Stock Option Plan was filed as an Exhibit to the Registration Statement on Form S-8, registration number 33-48806, effective June 23, 1992, and such Exhibit is hereby incorporated by reference.

(6) This Exhibit was included as an exhibit to the annual report on Form 10-K for the fiscal year ended December 31, 1992, and such Exhibit is hereby incorporated by reference.

(7) This Exhibit was included as an exhibit to the annual report on Form 10-K for the fiscal year ended December 31, 1993, and such Exhibit is hereby incorporated by reference.

(8) The Power of Attorney appears on the Signatures Page.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 1995.

                                          WITCO CORPORATION

                                          By /s/        WILLIAM R. TOLLER
                                             ...................................
                                                     WILLIAM R. TOLLER
                                                 CHAIRMAN OF THE BOARD AND
                                                  CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints WILLIAM R. TOLLER, WILLIAM E. MAHONEY, MICHAEL D. FULLWOOD, OR DUSTAN E. MCCOY, acting severally, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   NAME                                        TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------
PRINCIPAL EXECUTIVE OFFICERS:

          /s/ WILLIAM R. TOLLER              Chairman of the Board and Chief Executive       March 24, 1995
 .........................................                     Officer
            WILLIAM R. TOLLER

          /s/ WILLIAM E. MAHONEY             Vice Chairman and Chief Operating Officer       March 24, 1995
 .........................................
            WILLIAM E. MAHONEY

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

         /s/ MICHAEL D. FULLWOOD            Executive Vice President and Chief Financial     March 24, 1995
 .........................................                     Officer
           MICHAEL D. FULLWOOD

DIRECTORS:

           /s/ WILLIAM J. ASHE                                Director                       March 24, 1995
 .........................................
             WILLIAM J. ASHE

           /s/ SIMEON BRINBERG                                Director                       March 24, 1995
 .........................................
             SIMEON BRINBERG

           /s/ WILLIAM G. BURNS                               Director                       March 24, 1995
 .........................................
             WILLIAM G. BURNS

                   NAME                                        TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------
           /s/ WILLIAM R. GRANT                               Director                       March 24, 1995
 .........................................
             WILLIAM R. GRANT

          /s/ RICHARD M. HAYDEN                               Director                       March 24, 1995
 .........................................
            RICHARD M. HAYDEN

                                                              Director
 .........................................
              HARRY G. HOHN

          /s/ WILLIAM E. MAHONEY                              Director                       March 24, 1995
 .........................................
            WILLIAM E. MAHONEY

         /s/ L. JOHN POLITE, JR.                              Director                       March 24, 1995
 .........................................
           L. JOHN POLITE, JR.

            /s/ DAN J. SAMUEL                                 Director                       March 24, 1995
 .........................................
              DAN J. SAMUEL

          /s/ WILLIAM R. TOLLER                               Director                       March 24, 1995
 .........................................
            WILLIAM R. TOLLER

           /s/ BRUCE F. WESSON                                Director                       March 24, 1995
 .........................................
             BRUCE F. WESSON

                                                              Director
 .........................................
             WILLIAM WISHNICK

                                ANNUAL REPORT ON
                                   FORM 10-K
                            ITEM 6, ITEM 7, ITEM 8,
                      ITEM 14(a)(1) AND (2) AND ITEM 14(d)
                         INDEX OF FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1994
                               WITCO CORPORATION
                             GREENWICH, CONNECTICUT

                                     INDEX
                           ANNUAL REPORT ON FORM 10-K
         ITEM 6, ITEM 7, ITEM 8, ITEM 14(a)(1) AND (2), AND ITEM 14(d)
                               DECEMBER 31, 1994

                                                                                                          PAGE NO.
                                                                                                          --------

ITEM 6 -- SELECTED FINANCIAL DATA......................................................................        1

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........        3

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- SEE ITEM 14(A)(1) AND (2) BELOW.

ITEM 14(a)(1) AND (2) AND ITEM 14(d)

     The following consolidated financial statements of Witco Corporation and subsidiary companies, for the year ended December 31, 1994, are included in Item 8:

                                                                                                          PAGE NO.
                                                                                                          --------

     Report of Independent Auditors....................................................................      F-1
     Consolidated Balance Sheets -- December 31, 1994 and 1993.........................................      F-2
     Consolidated Statements of Income -- Years Ended December 31, 1994, 1993 and 1992.................      F-3
     Consolidated Statements of Cash Flows -- Years Ended December 31, 1994, 1993 and 1992.............      F-4
     Consolidated Statements of Shareholders' Equity -- Years Ended December 31, 1994, 1993 and 1992...      F-5
     Notes to Financial Statements.....................................................................      F-6
     Quarterly Financial Data (unaudited)..............................................................     F-20

     The  following  consolidated   financial  statement   schedules  of   Witco
Corporation and subsidiary companies are included in Part IV, Item 14(d):

                                                                                                          PAGE NO.
                                                                                                          --------

     Schedule II -- Valuation and Qualifying Accounts..................................................      S-1

     All other schedules (Nos. I, III, IV and V) for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     Financial statements (and summarized financial information) of 50% or less owned persons accounted for by the equity method have been omitted because they do not, considered individually or in the aggregate, constitute a significant subsidiary.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                 ELEVEN-YEAR FINANCIAL AND STATISTICAL SUMMARY

                                                                                                        1994
                                                                                    --------------------------------------------
                                                                                    (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
Selected Statement of Income Data
Net sales........................................................................                    $2,224,669
Interest.........................................................................                        10,032
                                                                                                   ------------
         Total revenues..........................................................                     2,234,701
                                                                                                   ------------
Cost of goods sold (exclusive of depreciation, depletion, and amortization)......                     1,708,867
Selling and administrative expenses..............................................                       235,699
Depreciation, depletion, and amortization........................................                       105,120
Interest.........................................................................                        29,674
Other expense (income) -- net....................................................                        (9,428)
                                                                                                   ------------
         Total costs and expenses................................................                     2,069,932
                                                                                                   ------------
Income before federal and foreign income taxes and cumulative effect of
  accounting change..............................................................                       164,769
Federal and foreign income taxes.................................................                        57,702
                                                                                                   ------------
Income before cumulative effect of accounting change.............................                       107,067
Cumulative effect of accounting change...........................................                        --
                                                                                                   ------------
Net Income.......................................................................                    $  107,067
    As a percent of net sales....................................................                           4.8%
    As a percent of average shareholders' equity.................................                          13.0%
                                                                                                   ------------
Selected Balance Sheet Data
Working capital..................................................................                    $  551,620
Current ratio....................................................................                          2.60
Property, plant, and equipment expenditures (including acquisitions).............                    $  107,438
Property, plant, and equipment -- net............................................                    $  719,966
Total assets.....................................................................                    $1,919,345
Long-term debt...................................................................                    $  346,545
Total shareholders' equity.......................................................                    $  940,006
Book value per common share......................................................                    $    16.73
                                                                                                   ------------
Selected Other Financial Data
Number of shareholders -- at year end............................................                         5,194
Weighted average number of common shares outstanding (in thousands)..............                        56,378
Per common share:
    Net income...................................................................                    $     1.92
    Net income -- assuming full dilution.........................................                    $     1.91
    Dividends declared...........................................................                    $     1.06
Dividends paid per share:
    Common stock.................................................................                    $     1.03
    Preferred stock..............................................................                    $     2.65
Market price to the nearest dollar, per common share on New York Stock Exchange
  (high - low)...................................................................                    $    35-24

                                                                                                       1993
                                                                                   --------------------------------------------

Selected Statement of Income Data
Net sales........................................................................                   $2,142,555
Interest.........................................................................                        8,679
                                                                                                  ------------
         Total revenues..........................................................                    2,151,234
                                                                                                  ------------
Cost of goods sold (exclusive of depreciation, depletion, and amortization)......                    1,649,143
Selling and administrative expenses..............................................                      230,722
Depreciation, depletion, and amortization........................................                      102,502
Interest.........................................................................                       34,984
Other expense (income) -- net....................................................                      100,552(a)
                                                                                                  ------------
         Total costs and expenses................................................                    2,117,903
                                                                                                  ------------
Income before federal and foreign income taxes and cumulative effect of
  accounting change..............................................................                       33,331
Federal and foreign income taxes.................................................                       13,568
                                                                                                  ------------
Income before cumulative effect of accounting change.............................                       19,763
Cumulative effect of accounting change...........................................                        --
                                                                                                  ------------
Net Income.......................................................................                   $   19,763
    As a percent of net sales....................................................                           .9%
    As a percent of average shareholders' equity.................................                          3.0%
                                                                                                  ------------
Selected Balance Sheet Data
Working capital..................................................................                   $  451,235
Current ratio....................................................................                         2.32
Property, plant, and equipment expenditures (including acquisitions).............                   $  103,689
Property, plant, and equipment -- net............................................                   $  696,462
Total assets.....................................................................                   $1,838,998
Long-term debt...................................................................                   $  496,266
Total shareholders' equity.......................................................                   $  713,415
Book value per common share......................................................                   $    14.12
                                                                                                  ------------
Selected Other Financial Data
Number of shareholders -- at year end............................................                        5,253
Weighted average number of common shares outstanding (in thousands)..............                       54,866
Per common share:
    Net income...................................................................                   $      .46
    Net income -- assuming full dilution.........................................                   $      .46
    Dividends declared...........................................................                   $      .96
Dividends paid per share:
    Common stock.................................................................                   $      .94
    Preferred stock..............................................................                   $     2.65
Market price to the nearest dollar, per common share on New York Stock Exchange
  (high - low)...................................................................                   $    32-24

                                                                                                       1992
                                                                                    --------------------------------------------
Selected Statement of Income Data
Net sales........................................................................                   $1,728,896
Interest.........................................................................                        9,303
                                                                                                  ------------
         Total revenues..........................................................                    1,738,199
                                                                                                  ------------
Cost of goods sold (exclusive of depreciation, depletion, and amortization)......                    1,355,450
Selling and administrative expenses..............................................                      190,339
Depreciation, depletion, and amortization........................................                       76,162
Interest.........................................................................                       16,448
Other expense (income) -- net....................................................                       17,688(b)
                                                                                                  ------------
         Total costs and expenses................................................                    1,656,087
                                                                                                  ------------
Income before federal and foreign income taxes and cumulative effect of
  accounting change..............................................................                       82,112
Federal and foreign income taxes.................................................                       28,247
                                                                                                  ------------
Income before cumulative effect of accounting change.............................                       53,865
Cumulative effect of accounting change...........................................                      (14,690)
                                                                                                  ------------
Net Income.......................................................................                   $   39,175
    As a percent of net sales....................................................                          2.3%
    As a percent of average shareholders' equity.................................                          6.3%
                                                                                                  ------------
Selected Balance Sheet Data
Working capital..................................................................                   $  (21,611)
Current ratio....................................................................                         0.97
Property, plant, and equipment expenditures (including acquisitions).............                   $  322,786
Property, plant, and equipment -- net............................................                   $  721,171
Total assets.....................................................................                   $1,811,794
Long-term debt...................................................................                   $  173,086
Total shareholders' equity.......................................................                   $  614,296
Book value per common share......................................................                   $    13.80
                                                                                                  ------------
Selected Other Financial Data
Number of shareholders -- at year end............................................                        5,262
Weighted average number of common shares outstanding (in thousands)..............                       49,801
Per common share:
    Net income...................................................................                   $      .90
    Net income -- assuming full dilution.........................................                   $      .89
    Dividends declared...........................................................                   $      .92
Dividends paid per share:
    Common stock.................................................................                   $      .92
    Preferred stock..............................................................                   $     2.65
Market price to the nearest dollar, per common share on New York Stock Exchange
  (high - low)...................................................................                   $    25-20


------------

 (a) Includes   provisions   for  environmental   remediation   and  compliance,
     disposition of a business, work force reduction, and other matters of $92.6 million.

 (b) Includes a provision for consolidation of offices of $20.1 million.

 (c) Includes a provision of $59.8 million primarily related to environmental projects and plant shutdowns.

                 1991            1990            1989            1988            1987            1986            1985
              ----------      ----------      ----------      ----------      ----------      ----------      ----------
                                             (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
              $1,630,521      $1,631,481      $1,587,788      $1,585,856      $1,427,650      $1,355,018      $1,448,929
                  10,529          19,380          21,248          15,792          12,405           6,595           3,369
              ----------      ----------      ----------      ----------      ----------      ----------      ----------
               1,641,050       1,650,861       1,609,036       1,601,648       1,440,055       1,361,613       1,452,298
              ----------      ----------      ----------      ----------      ----------      ----------      ----------
               1,270,954       1,309,907       1,261,918       1,240,730       1,121,118       1,039,727       1,166,415
                 178,573         167,686         167,229         165,364         149,968         149,823         138,130
                  67,622          60,098          56,813          52,867          53,659          54,159          51,536
                  16,027          16,400          16,289          16,394          15,732          12,045          11,343
                  (1,930)         (9,074)         53,368(c)       10,776            (578)         (2,451)         (8,741)
              ----------      ----------      ----------      ----------      ----------      ----------      ----------
               1,531,246       1,545,017       1,555,617       1,486,131       1,339,899       1,253,303       1,358,683
              ----------      ----------      ----------      ----------      ----------      ----------      ----------
                 109,804         105,844          53,419         115,517         100,156         108,310          93,615
                  36,329          37,890          18,410          43,896          36,863          43,095          36,841
              ----------      ----------      ----------      ----------      ----------      ----------      ----------
                  73,475          67,954          35,009          71,621          63,293          65,215          56,774
                  --              --              --              20,289          --              --              --
              ----------      ----------      ----------      ----------      ----------      ----------      ----------
              $   73,475      $   67,954      $   35,009      $   91,910      $   63,293      $   65,215      $   56,774
                     4.5%            4.2%            2.2%            5.8%            4.4%            4.8%            3.9%
                    12.1%           11.7%            6.1%           16.8%           12.9%           14.8%           14.4%
              ----------      ----------      ----------      ----------      ----------      ----------      ----------
              $  320,934      $  359,091      $  456,183      $  439,250      $  417,332      $  246,661      $  233,554
                    2.25            2.76            3.54            3.24            3.06            2.49            2.34
              $   74,307      $  106,650      $   70,387      $   79,509      $   82,090      $   60,102      $   75,606
              $  474,755      $  471,026      $  417,175      $  400,996      $  374,628      $  367,789      $  360,950
              $1,198,276      $1,178,885      $1,139,256      $1,114,575      $1,056,298      $  819,768      $  810,292
              $  179,132      $  230,183      $  235,510      $  240,709      $  242,641      $   95,590      $  136,020
              $  625,700      $  587,472      $  571,582      $  578,341      $  513,615      $  465,465      $  415,410
              $    14.35      $    13.55      $    12.67      $    12.89      $    11.47      $    10.43      $     9.39
              ----------      ----------      ----------      ----------      ----------      ----------      ----------
                   5,602           5,949           5,635           5,784           5,823           5,965           6,228
                  49,212          49,703          50,674          50,499          49,477          44,538          44,267
              $     1.60      $     1.48      $      .80      $     1.93      $     1.36      $     1.47      $     1.28
              $     1.59      $     1.47      $      .79      $     1.91      $     1.35      $     1.44      $     1.26
              $      .91      $      .86      $      .84      $      .73      $      .60      $      .55      $      .50
              $      .89      $      .86      $      .81      $      .70      $      .58      $      .53      $      .50
              $     2.65      $     2.65      $     2.65      $     2.65      $     2.65      $     2.65      $     2.65
              $    22-14      $    20-11      $    23-17      $    19-15      $    24-13      $    20-13      $    14-11

              1984
           ----------

           $1,495,831
                6,190
           ----------
            1,502,021
           ----------
            1,208,966
              139,183
               45,504
               14,482
                1,541
           ----------
            1,409,676
           ----------
               92,345
               29,743
           ----------
               62,602
               --
           ----------
           $   62,602
                  4.2%
                 17.6%
           ----------
           $  202,890
                 2.24
           $   85,192
           $  348,740
           $  755,777
           $  143,409
           $  374,786
           $     8.51
           ----------
                6,618
               43,956
           $     1.43
           $     1.39
           $      .48
           $      .47
           $     2.65
           $     13-9

                  [THIS PAGE INTENTIONALLY LEFT BLANK]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

Liquidity refers to the ability to generate adequate amounts of cash to satisfy the financial needs of an enterprise. Cash flow from operations, a major source of Witco's liquidity, provided funds of $466.3 million over the past three years. The generation of cash through operations during this time period was sufficient to fund working capital requirements, support the Company's internal capital investment program, and sustain an increasing rate of dividends paid. Additional details regarding operating, investing, and financing activities can be found in the Consolidated Statements of Cash Flows. It is the Company's belief that cash flow from operations will be sufficient to fund, for the foreseeable future, capital investments, dividend payments, commitments on environmental remediation projects, and operating requirements.

Early in the year Witco redeemed its $150 million outstanding 5 1/2% Convertible Subordinated Debentures due 2012, of which $149.9 million was converted into the Company's common stock. The redemption was called to provide greater financial flexibility as the Company continues its efforts to expand product lines and marketing capabilities of its core businesses. As a result of its strong balance sheet, Witco has the financial capacity needed should an acquisition opportunity present itself.

Further progress has been made in divesting non-core businesses. During the second quarter of 1994, Witco sold its metal finishing and metal working businesses for $24.2 million in cash. The Company expects its divestiture program to be completed by mid-1995 with the sale of its battery parts and carbon black operations. The resulting cash flow from these divestitures will be used to further strengthen the Company's core businesses of specialty chemical and petroleum products.

Currently, the Company's primary international operations are based in Western Europe and Canada. Although there are certain risks inherent in carrying on international business, including currency devaluations and controls, export and import restrictions, product supply, and economic controls, Witco does not believe these factors will significantly affect its operations.

As the Company continues to focus on global expansion, it has, through certain of its international sub-sidiaries, arrangements with various banks for lines of credit. At December 31, 1994, these lines of credit aggregated $36.7 million, of which $36.4 million was unused at year-end. Witco has also entered into certain long-term hedging arrangements to protect against possible adverse currency exchange and interest rate fluctuations (see Note 13 of the Notes to Financial Statements for additional details).

Witco periodically evaluates its liquidity requirements, capital needs, and availability of external funds. As a result of this process, the Company has in the past and may in the future seek to restructure indebtedness, raise additional capital, or take such other steps to increase or manage its liquidity and financial resources.

CAPITAL INVESTMENTS AND COMMITMENTS

In 1994, Witco continued to upgrade existing facilities and to expand capacity to meet changing market demands. Internal capital expenditures were $107.4 million, bringing the total for the past three years to $283.7 million. The capital investment program in 1995 will continue to focus on capacity expansion and market share growth and is expected to reach $144 million. Investments in the form of research and development, quality initiatives, and marketing alliances will also continue in all key product lines.

The Company is committed to developing business opportunities in Asia and is currently focusing on both the immediate and longer term actions that are necessary to expand and leverage new and existing business in this region of the world. The strategy includes both capital investment and new marketing initiatives. The Company presently anticipates that initial capital investments may be in the form of joint ventures. For non-capital initiatives, cooperative marketing and technical agreements will be pursued. The screening and development of specific businesses will take place throughout 1995 with the focus on: surfactants for agriculture, personal care, and laundry products; polyurethane systems for footwear manufacturers; and lubricants for plastics including polyethylene, polypropylene, and film.

In addition, to effectively service the expanding customer base in Asia, the Company plans on establishing a local technical support center. This service center will house lab personnel and technical service representatives whose function will be to address the specific needs of customers in that part of the world.

ENVIRONMENTAL MATTERS

The Company operates in an industry subject to extensive regulations related to the protection of the environment and the health and safety of employees and others. Domestic operations are subject to a myriad of environmental statutes and regulations at the federal, state, and local levels. Witco's international production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which require manufacturing facilities to obtain operating permits to continue operations.

Witco believes that expenditures for compliance with these statutes, regulations, and permits will continue to have a significant impact upon the conduct of its business. The trend toward greater environmental awareness and more stringent environmental regulations is likely to continue, and while Witco cannot accurately predict how this will affect future operations and earnings, the Company does not believe its costs will significantly vary from those of its competitors.

Consistent with Witco's concern for the protection and improvement of the environment worldwide, the Company continually monitors the environmental impact of past and present operating practices in light of changing environmental standards. Where remedial action is indicated, Witco assesses the probability and scope of potential remediation costs. To determine the appropriate reserve amounts, management reviews, on a quarterly basis, currently available information pertaining to each environmental site. Inherent in this process are considerable uncertainties which affect Witco's ability to estimate the ultimate costs of remediation. Such uncertainties include the nature and extent of contamination at each site, evolving governmental standards regarding remediation requirements, changes in environmental regulations, widely varying costs of alternate cleanup methods, the number and financial condition of other potentially responsible parties at multi-party sites, innovations in remediation and restoration technology, and the identification of additional environmental sites. As a result, as remediation efforts proceed at existing sites and new sites are assimilated into the review process, charges against income for environmental reserves could have a material effect on results of operations in a particular quarter or year. However, such charges are not expected to have a material adverse effect on Witco's consolidated financial position, cash flow, or liquidity.

The Company has numerous insurance policies which it believes provide coverage for certain environmental liabilities. Witco is currently in litigation with many of its insurers concerning the applicability and amount of insurance coverage for environmental costs under these policies. Except for amounts reflected in executed settlement agreements, no provision for recovery under any of these policies is included in the December 31, 1994 balance sheet.

Environmental reserves at December 31, 1994 amounted to $97.4 million, which reflects management's assessment of future remediation costs in light of currently available information. Remediation expenditures charged to those reserves were $11 million in 1994 and include expenditures currently mandated as well as those not required by any regulatory authority or third party. The Company anticipates 1995 expenditures to approximate $34 million.

Capital expenditures for air, water, and solid waste control equipment and facilities amounted to $8 million in 1994, and $30 million for the past three years. The Company estimates that from 1995 through 1997, approximately $46 million will be expended on similar capital projects.

Witco is  continuing  its  efforts  to  reduce  hazardous  waste  and  emissions generated by its operations. Through improved operating efficiencies, installation of additional environmental control equipment, and utilization of the latest innovations in waste treatment technology, management believes that direct recurring operating costs associated with managing hazardous substances and pollution can be controlled. Such costs amounted to $21.2 million in 1994 and $20 million in 1993.

CONTINGENCIES

The Company has been notified, or is named as a potentially responsible party or a defendent in a number of governmental (federal, state, and local) and pri-vate actions associated with environmental matters, such as those relating to hazardous wastes, including certain sites which are on the United States EPA National Priorities List. These actions seek cleanup costs, penalties, and/or damage for personal injury or damage to property or natural resources.

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

RESULTS OF OPERATIONS

The Company reported record net income in 1994 of $107.1 million compared to $19.8 million in 1993 and $39.2 million in 1992. The three year period included several non-recurring items which affect comparison. The following table shows the effect of these non-recurring items on earnings. The pre-tax values of these items, except the accounting change which was shown separately, were included in the 'Other expense (income) -- net' caption of the Consolidated Statements of Income.

--------------------------------------------------------------------------------------------------------------------
(millions of dollars except
per share data)                           1994                         1993                         1992
------------------------------ ---------------------------  ---------------------------  ---------------------------
                               PRE-TAX   NET    NET INCOME  Pre-Tax   Net    Net Income  Pre-Tax   Net    Net Income
                               INCOME   INCOME  PER SHARE   Income   Income  Per Share   Income   Income  Per Share
                               -------  ------  ----------  -------  ------  ----------  -------  ------  ----------
------------------------------
Income excluding non-recurring
  items                        $160.0   $104.0    $ 1.86    $137.9   $87.8     $ 1.70    $102.2   $67.2     $ 1.46
Provision for environmental
  remediation
  and compliance                   --      --         --     (52.8)  (34.3)      (.63)       --      --         --
Provision for disposition of a
  business                         --      --         --     (19.2)  (12.4)      (.23)       --      --         --
Provision for work force
  reduction                        --      --         --     (12.2)   (7.9)      (.14)       --      --         --
Gain on sale of the operations
  of subsidiaries                 4.8     3.1        .06       8.8     5.7        .11        --      --         --
Charge for a legal judgment        --      --         --     (11.6)   (7.6)      (.14)       --      --         --
Provision for loss on sublease
  of office facilities             --      --         --      (9.2)   (6.1)      (.11)       --      --         --
Other -- net                       --      --         --      (8.4)   (5.4)      (.10)       --      --         --
Provision for consolidation of
  offices                          --      --         --        --      --         --     (20.1)  (13.3)      (.27)
------------------------------ -------  ------     -----    -------  ------     -----    -------  ------     -----
Income before cumulative
  effect of
  accounting change             164.8   107.1       1.92      33.3    19.8        .46      82.1    53.9       1.19
Accounting change (adoption of
  SFAS No. 106)                    --      --         --        --      --         --        --   (14.7)      (.29)
------------------------------ -------  ------     -----    -------  ------     -----    -------  ------     -----
Income as reported             $164.8   $107.1    $ 1.92    $ 33.3   $19.8     $  .46    $ 82.1   $39.2     $  .90
--------------------------------------------------------------------------------------------------------------------

Current year results included a $3.1 million gain on the sale of the Allied-Kelite operations which reflects the Company's continued efforts to divest its non-core businesses.

Results for 1993 included a $34.3 million environmental provision which reflected the Company's assessment of the remediation and compliance costs it will incur to comply with regulatory requirements and standards. Additionally, the Company established provisions of $12.4 million in 1993 for the planned divestiture of the Battery Parts Division and $7.9 million for a reduction of the Company's worldwide work force, as part of its strategy to realign and reorganize operations to emphasize core businesses. Consistent with this strategy, during 1993 the Company sold the operations of its Chemprene subsidiary for a net gain of $5.7 million.

The $7.6 million legal settlement recorded in 1993 resulted from a judgment against the Company in the Lightning Lube litigation. A loss of $6.1 million, attributable to an agreement to sublease two office facilities resulting from the Company's commitment to relocate to a new world headquarters, was also recorded in 1993.

The Company's decision in 1992 to bring certain operating management together with executive management and administrative functions through the consolidation of offices into a new world headquarters resulted in recording a charge of $13.3 million. Additionally, as a result of the Company's adoption of Statement of Financial Accounting Standards No. 106 for postretirement benefits other than pensions, the Company recorded a charge of $14.7 million in 1992.

1994 VS. 1993

Excluding non-recurring items, net income totaled $104 million in 1994, compared to $87.8 million in 1993. Record sales, which were 4 percent above the previous year, were responsible for approximately 65 percent of the $16.2 million increase in net income, before non-recurring items. Despite the disposition of certain operations in late 1993 and 1994, sales rose on the strength of a 5 percent increase in shipment volume. Although increases in raw material feedstock costs caused gross margins to deteriorate during the second half of 1994, cost saving initiatives and lower feedstock costs earlier in the year enabled full year margins to be slightly ahead of 1993. Chiefly the result of the Company's redemption of its 5 1/2% Convertible Subordinated Debentures, lower net interest costs also contributed to the higher net earnings. A comparison of 1993 and 1994 selling and administrative expenses shows an increase of 2 percent, however, through careful monitoring the Company was able to reduce these expenses as a percentage of sales. Notwithstanding higher domestic pension costs, attributable to plan amendments and assumption changes, that had a $6 million adverse effect on net earnings, reported net income and net income excluding non-recurring items reached all-time highs.

The Company does not allocate income and expenses that are of a general corporate nature to industry segments in computing operating income. These include general corporate expenses, interest income and expense, and certain other income and expenses.

Witco's 1994 operating income of $202.1 million represents an increase of $87.6 million over 1993. Comparison of these earnings for each of the Company's industry segments is affected by non-recurring items. Exclusive of these items, operating income rose to $197.3 million in 1994 from $189.3 million in 1993. The contribution of the Company's international operations to net sales and operating income, exclusive of non-recurring items, increased in 1994. Continued emphasis on global growth and an overall improvement in the European economy led to a change in geographic composition. International operations accounted for 30 percent of the Company's net sales in 1994 compared to 28 percent in 1993 and its contribution to operating income, excluding non-recurring items, increased 6 percent to a 37 percent share.

The Company has decided to change its method of applying LIFO in valuing its inventory effective January 1, 1995. This involves a change in the computational technique used within Dollar Value LIFO from Double Extension to Link Chain. This change is not expected to have a material effect on 1995 net income.

CHEMICAL SEGMENT

Net sales of $1.3 billion in 1994 were $105 million greater than the previous year. Each of the segment's business groups participated in an 8 percent increase in shipment volume, while prices remained stable. Growth in all but a few markets, both domestically and abroad, was achieved in 1994. Improvements in both the domestic and European economies, and aggressive marketing, translated into higher sales volume.

Prior year's operating income was adversely affected by a $5.6 million provision for environmental remediation and compliance. Excluding this non-recurring charge, operating income rose $13.2 million, or 12 percent, over 1993. The segment's Polymer Additives Group registered the largest increase, accounting for two-thirds of the segment's total improvement. The group benefited from a strong domestic economy, evidenced by a rise in the construction industry, and a more robust European economy. All major business units contributed to the group's 23 percent improvement in operating income. A 9 percent increase in net sales attributable to greater domestic shipment volume, the introduction of a new antioxidant product and a favorable European sales product mix led to the group's higher earnings. Process improvements, the most notable involving the production of amides, also contributed to the group's strong performance. The International/Europe Group's operating income rose approximately 15 percent, accounting for the remaining portion of the segment's favorable operating results. The overall strength of the European economy led to greater sales and improved earnings for each of the group's major business units. An increase in shipment volume of approximately 10 percent, a favorable product sales mix in key businesses, cost saving programs, and plant efficiencies proved to be a successful combination. Although the Oleo/Surfactants Group increased its shipment volume by 9 percent, its operating income remained relatively unchanged. Sales growth was achieved through aggressive marketing, new product introductions in the Oilfield and Laundry Products business units, and an increase in overseas shipments. However, significant increases in raw material costs in the second half of 1994, which the group was unable to fully recover through higher sales prices due to competitive pricing pressures, offset the increase in sales.

PETROLEUM SEGMENT

Current year  segment sales  of  $759.5 million  were  slightly ahead  of  1993.
Shipment volume and selling prices remained relatively flat due to market conditions and highly competitive pricing. Both of the segment's business groups reported an increase in volume of approximately 3 percent which offset the effect of a 1 percent drop in prices.

Non-recurring charges of $50.6 million for environmental matters and a legal judgment severely affected prior year's operating earnings. Excluding these charges, current year's operating income of $57 million was $8.7 million lower than 1993. The 13 percent drop in operating income was attributable to a substantial decline in the Lubricants Group's operating earnings. This group's operating earnings were down a disappointing 55 percent as a result of adverse market conditions for its asphalt products and its inability to increase sales prices to recoup higher raw material costs, advertising expenditures, pension costs, and salaries. These factors overshadowed the positive impact that a 6 percent volume increase in the group's main product line, branded lubricants, had on operating income.

Although segment results, excluding non-recurring charges, were down compared to 1993, the Petroleum Specialties Group reported a 10 percent increase in operating earnings. The group's strong performance was primarily due to an improvement in material margins attributable to a decline in raw material feedstock costs that outpaced a corresponding decrease in sales prices. A favorable product sales mix, higher sales volume, and efficiencies in manufacturing techniques also contributed to the group's favorable results.

DIVERSIFIED PRODUCTS SEGMENT

The Company is in the final stages of its program to divest its Diversified Products Segment. The Company sold its Chemprene subsidiary in 1993 and its Allied-Kelite operations in 1994. It is expected that the sale of the Battery Parts and Concarb divisions will be completed by the middle of 1995.

Reported segment operating income for 1994 included a non-recurring gain of $4.8 million from the sale of the Allied-Kelite operations, while prior year earnings included a net charge of $18.7 million covering an expected loss on the disposition of the Battery Parts business and an environmental remediation and compliance provision, partially offset by the gain on the sale of the operations of Chemprene. Sales and operating income for the segment's businesses which were not sold in 1993 or 1994 (Concarb and Battery Parts) rose $13 million and $7.2 million, respectively. A 15 percent increase in carbon black net sales, spurred in part by greater automotive market demand in both the tire and non-tire sectors, accounted for approximately 75 percent of the higher sales and operating earnings. The remaining increase was attributable to an increase in demand for battery components due to the severe winter of 1994 and understocked customer inventory levels.

1993 VS. 1992

Net income, adjusted to exclude non-recurring items, was $87.8 million in 1993, compared to $67.2 million in 1992. The 31 percent increase in net income, before non-recurring items, was primarily attributable to record sales, which rose 24 percent to $2.1 billion, and a 1 percent improvement in gross margins. The November 1992 acquisition of the Industrial Chemicals and Natural Substances divisions of Schering AG (Schering Acquisition) accounted for the higher sales and approximately 50 percent of the improved margins. The re-maining improvement in margins was attributable to a reduction in key raw material feedstock costs and operating efficiencies in both the Petroleum and Diversified Products Segments. Increases in selling and administrative expenses, depreciation and amortization, and interest, primarily attributable to the Schering Acquisition, partially offset the higher sales and improved margins.

Income from operations in 1993 was $114.5 million, compared to $129.7 million in 1992. A comparison of the results of these periods was affected by a net non-recurring charge of $74.8 million recorded in 1993. Excluding non-recurring items, operating income increased $59.6 million to $189.3 million. All seg-ments reported operating earnings, exclusive of non-recurring items, that were appreciably higher than the preceding year.

CHEMICAL SEGMENT

Chemical net sales of $1.2 billion in 1993 exceeded the previous year by approximately $396 million. The segment was able to sustain sales, excluding those relating to the acquisition, at 1992 levels despite a soft demand due to sluggish domestic and European economies. Sales attributable to the Schering Acquisition accounted for the 47 percent increase.

Excluding the segment's $5.6 million of environmental charges recorded in 1993, operating income of $113.8 million in 1993 increased $39.5 million, or 53 percent, from 1992. Each of the segment's business groups reported 1993 operating earnings that were substantially higher than the preceding year. The inclusion of the acquired Schering businesses' full year operating results in 1993, compared to two months for 1992, accounted for the higher operating earnings. The Schering Acquisition contributed $41 million to the segment's 1993 operating earnings, compared to the reported loss of $2.2 million in 1992. International, principally Western Europe, and domestic operations contributed equally to the Schering Acquisition's current year operating earnings. The favorable operating earnings were also, in part, attributable to cost saving programs and the consolidation of sales and administrative functions in Europe, which minimized the effect the persistent European recession had on operations. Partially offsetting the positive impact that the Schering Acquisition and cost saving programs had on operations, the Oleo/Surfactants Group was adversely affected by a $3 million decrease in operating earnings, the result of an increase in the cost of major commodity raw material feedstocks.

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

Operating income for 1993, excluding $50.6 million of non-recurring charges, was $65.6 million, an increase of $14.1 million, or 27 percent, over 1992. The Petroleum Specialties Group accounted for approximately two-thirds of the segment's higher operating earnings, excluding non-recurring charges, while the Lubricants Group's results accounted for the remaining improvement. Operating earnings from the Petroleum Specialties Group's domestic operations rose despite a sluggish economy and a shortage of critical sulfonate feedstocks. The PSI business added approximately $3 million to 1993 operating earnings. In addition, the ability to hold down manufacturing expenses and the inclusion of $3.1 million of demolition costs in 1992 contributed to the improved domestic results. The group's Holland operation reported lower operating earnings attributable to the depressed European economy and a stronger dollar. The Lubricants Group's operating earnings improved approximately 20 percent during 1993. Higher operating earnings were primarily due to a stronger asphalt market and a 10 percent decline in crude oil feedstock costs at its California refinery. Additionally, the group's lube oil and grease operations reported 1993 operating earnings that were marginally higher than the previous year's. Lower crude oil and feedstock costs boosted these operations' material margins by 1 percent.

DIVERSIFIED PRODUCTS SEGMENT

Net sales, excluding those attributable to Chemprene, Inc., were $154 million in 1993, an increase of 7 percent above sales for the corresponding operations in 1992. Operating income, excluding the results of Chemprene and non-recurring items of $18.7 million, principally for the divestiture of the battery parts business, increased $7.4 million from $.4 million in 1992 to $7.8 million in 1993. Higher carbon black sales and earnings more than offset declines from each of the segment's other businesses. The carbon black business benefited from a 12 percent increase in volume, higher sales prices, and manufacturing efficiencies.

OUTLOOK

The escalation in raw material prices experienced during the latter part of 1994 has begun to stabilize. Higher costs will continue to be recovered as the market supports additional sales price increases. New programs have been introduced to enhance Witco's global manufacturing capabilities. This initiative includes the establishment of global cross-functional teams chartered to significantly reduce manufacturing costs commencing in 1995.

Witco continues to be committed to global growth through expanding its markets in its core chemical and petroleum specialty businesses. With the divestiture of the Diversified Products' businesses in its final stages, the Company will step up its efforts to evaluate its other operations to determine their contribution potential in meeting long-term corporate goals. Resources that become available through further dispositions will be used to finance acquisitions.

A goal of $5 billion in sales and a 16 percent return on equity by the year 2000 has been set. Major acquisitions, joint ventures, and continued internal growth in existing core businesses are the key elements in the Company's plan to meet this goal. The Company will continue to concentrate on expanding its global offerings in North America, Europe, and the Pacific Rim.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Witco Corporation

We have audited the accompanying consolidated balance sheets of Witco Corporation and Subsidiary Companies as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Witco Corporation and Subsidiary Companies at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12 to the financial statements, in 1992, the Company changed its method of accounting for postretirement benefits other than pensions.

                                          ERNST & YOUNG LLP

Stamford, Connecticut
January 26, 1995

CONSOLIDATED BALANCE SHEETS           Witco Corporation and Subsidiary Companies

(in thousands except per share data)
-----------------------------------------------------------------------------------------------------------------
December 31                                                                                 1994          1993
--------------------------------------------------------------------------------------   ----------    ----------
ASSETS
Current Assets
  Cash and cash equivalents                                                              $  197,173    $  183,050
  Accounts and notes receivable, less allowances of $8,863 and $6,821                       395,547       340,850
  Inventories                                                                               258,372       227,469
  Prepaid and other current assets                                                           45,737        41,204
--------------------------------------------------------------------------------------   ----------    ----------
       Total Current Assets                                                                 896,829       792,573
--------------------------------------------------------------------------------------   ----------    ----------
Property, Plant, and Equipment, less accumulated depreciation of
  $696,043 and $621,684                                                                     719,966       696,462
Intangible Assets, less accumulated amortization of $43,760 and $38,612                     191,422       217,032
Deferred Costs and Other Assets                                                             111,128       132,931
--------------------------------------------------------------------------------------   ----------    ----------
       TOTAL ASSETS                                                                      $1,919,345    $1,838,998
--------------------------------------------------------------------------------------   ----------    ----------
--------------------------------------------------------------------------------------   ----------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes and loans payable                                                                $    1,795    $    4,194
  Accounts payable and other current liabilities                                            343,414       337,144
--------------------------------------------------------------------------------------   ----------    ----------
       Total Current Liabilities                                                            345,209       341,338
--------------------------------------------------------------------------------------   ----------    ----------
Long-term Debt                                                                              346,545       496,266
Deferred Federal and Foreign Income Taxes                                                    81,354        74,612
Deferred Credits and Other Liabilities                                                      206,231       213,367
Shareholders' Equity
  $2.65 Cumulative Convertible Preferred Stock, par value $1 per share
     Authorized -- 14 shares
     Issued and outstanding -- 7 shares and 9 shares                                              7             9
  Common stock, par value $5 per share
     Authorized -- 100,000 shares
     Issued -- 56,312 shares and 50,818 shares                                              281,561       254,089
  Capital in excess of par value                                                            127,643         6,123
  Equity adjustments:
     Foreign currency translation                                                            (1,481)      (23,723)
     Pensions                                                                                (2,446)       (6,548)
  Retained earnings                                                                         537,199       488,241
  Treasury stock, at cost -- 165 and 318 shares                                              (2,477)       (4,776)
--------------------------------------------------------------------------------------   ----------    ----------
       Total Shareholders' Equity                                                           940,006       713,415
--------------------------------------------------------------------------------------   ----------    ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $1,919,345    $1,838,998
-----------------------------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME     Witco Corporation and Subsidiary Companies

(in thousands of dollars except per share data)
-----------------------------------------------------------------------------------------------------------------
For the years ended December 31                                               1994          1993          1992
------------------------------------------------------------------------   ----------    ----------    ----------
Revenues
     Net sales                                                             $2,224,669    $2,142,555    $1,728,896
     Interest                                                                  10,032         8,679         9,303
------------------------------------------------------------------------   ----------    ----------    ----------
          Total Revenues                                                    2,234,701     2,151,234     1,738,199
------------------------------------------------------------------------   ----------    ----------    ----------
Costs and Expenses
     Cost of goods sold (exclusive of depreciation and amortization)        1,708,867     1,649,143     1,355,450
     Selling and administrative expenses                                      235,699       230,722       190,339
     Depreciation and amortization                                            105,120       102,502        76,162
     Interest                                                                  29,674        34,984        16,448
     Other expense (income) -- net                                             (9,428)      100,552        17,688
------------------------------------------------------------------------   ----------    ----------    ----------
          Total Costs and Expenses                                          2,069,932     2,117,903     1,656,087
------------------------------------------------------------------------   ----------    ----------    ----------
     Income before Federal and Foreign Income Taxes and Cumulative
       Effect of Accounting Change                                            164,769        33,331        82,112
Federal and Foreign Income Taxes                                               57,702        13,568        28,247
------------------------------------------------------------------------   ----------    ----------    ----------
     Income before Cumulative Effect of Accounting Change                     107,067        19,763        53,865
Cumulative Effect of Accounting Change                                             --            --       (14,690)
------------------------------------------------------------------------   ----------    ----------    ----------
          NET INCOME                                                       $  107,067    $   19,763    $   39,175
------------------------------------------------------------------------   ----------    ----------    ----------
------------------------------------------------------------------------   ----------    ----------    ----------
Net Income Per Common Share: Primary
     Income before cumulative effect of accounting change                       $1.92          $.46         $1.19
     Cumulative effect of accounting change                                        --            --          (.29)
------------------------------------------------------------------------   ----------    ----------    ----------
          NET INCOME PER COMMON SHARE: PRIMARY                                  $1.92          $.46         $ .90
------------------------------------------------------------------------   ----------    ----------    ----------
Net Income Per Common Share: Fully Diluted
     Income before cumulative effect of accounting change                       $1.91          $.46         $1.18
     Cumulative effect of accounting change                                        --            --          (.29)
------------------------------------------------------------------------   ----------    ----------    ----------
          NET INCOME PER COMMON SHARE: FULLY DILUTED                            $1.91          $.46         $ .89
-----------------------------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Witco Corporation and Subsidiary Companies

(in thousands of dollars)
--------------------------------------------------------------------------------
For the years ended December 31                                                   1994        1993        1992
-----------------------------------------------------------------------------   --------    --------    --------
OPERATING ACTIVITIES
  Net income                                                                    $107,067    $ 19,763    $ 39,175
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                             105,120     102,502      76,162
       Provision (benefit) for deferred income taxes                              17,666     (24,639)       (641)
       Pension cost (credit)                                                      11,828       1,221      (6,218)
       Gains on dispositions                                                      (4,820)     (8,810)       (542)
       Provision for environmental remediation and compliance                         --      52,810          --
       Provision for work force reduction and other matters                           --      29,784          --
       Provision for disposition of a business                                        --      19,200          --
       Provision for consolidation of offices                                         --          --      20,135
       Cumulative effect of accounting change                                         --          --      14,690
       Changes in operating assets and liabilities:
          Accounts and notes receivable                                          (51,639)    (26,101)     (3,140)
          Inventories                                                            (23,750)     13,490     (11,783)
          Prepaid and other current assets                                        (3,791)        513      (4,488)
          Accounts payable and other current liabilities                          (5,492)     (6,908)     24,950
       Other                                                                      (4,457)     (1,427)     (1,098)
-----------------------------------------------------------------------------   --------    --------    --------
     Net Cash Provided by Operating Activities                                   147,732     171,398     147,202
-----------------------------------------------------------------------------   --------    --------    --------
INVESTING ACTIVITIES
  Expenditures for property, plant, and equipment                               (107,438)   (103,689)    (72,594)
  Proceeds from dispositions                                                      24,194      24,160       4,449
  Acquisitions of businesses, net of cash acquired                                    --      (3,691)   (441,633)
  Other                                                                            1,732      (4,568)      2,392
-----------------------------------------------------------------------------   --------    --------    --------
     Net Cash Used in Investing Activities                                       (81,512)    (87,788)   (507,386)
-----------------------------------------------------------------------------   --------    --------    --------
FINANCING ACTIVITIES
  Dividends paid                                                                 (55,013)    (44,679)    (40,422)
  Payments on borrowings                                                          (8,398)   (501,972)    (58,249)
  Proceeds from exercise of stock options                                          2,734       5,236      16,500
  Proceeds from borrowings                                                           954     374,422     444,880
  Proceeds from issuance of common stock                                              --     141,655          --
  Other                                                                              (63)     (3,499)     (1,069)
-----------------------------------------------------------------------------   --------    --------    --------
     Net Cash Provided by (Used in) Financing Activities                         (59,786)    (28,837)    361,640
-----------------------------------------------------------------------------   --------    --------    --------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                      7,689      (6,170)     (6,260)
-----------------------------------------------------------------------------   --------    --------    --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             14,123      48,603      (4,804)
-----------------------------------------------------------------------------   --------    --------    --------
Cash and Cash Equivalents at Beginning of Year                                   183,050     134,447     139,251
-----------------------------------------------------------------------------   --------    --------    --------
Cash and Cash Equivalents at End of Year                                        $197,173    $183,050    $134,447
----------------------------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      Witco Corporation and Subsidiary Companies

(in thousands of dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Equity Adjustments
                                                                        -----------------------
                                                          Capital in       Foreign                              Treasury
                                 Preferred     Common      Excess of      Currency                  Retained     Stock
                                   Stock       Stock       Par Value     Translation    Pensions    Earnings    at Cost      Total
------------------------------   ---------    --------    -----------    -----------    --------    --------    --------    -------
BALANCE AT
DECEMBER 31, 1991                   $10       $112,670     $   1,981       $18,688      $(1,947)    $517,009    $(22,711)  $625,700
Net Income                                                                                            39,175                 39,175
Cash Dividends Declared:
    Preferred stock                                                                                      (24)                   (24)
    Common stock                                                                                     (40,594)               (40,594)
Common Stock Issued:
    Employee plans                                             3,383                                              13,117     16,500
    Conversions                      (1)                        (287)                                                401        113
Equity Adjustments                                                         (25,177)      (1,397)                            (26,574)
------------------------------      ---       --------    -----------    -----------    --------    --------    --------   --------
BALANCE AT
DECEMBER 31, 1992                     9        112,670         5,077        (6,489)      (3,344)     515,566      (9,193)   614,296
Net Income                                                                                            19,763                 19,763
Cash Dividends Declared:
    Preferred stock                                                                                      (24)                   (24)
    Common stock                                                                                     (47,064)               (47,064)
Common Stock Issued:
    Two-for-one stock split                    127,045      (127,176)                                                          (131)
    Public offering                             14,374       127,281                                                        141,655
    Employee plans                                             1,207                                               4,029      5,236
    Conversions                                                 (266)                                                388        122
Equity Adjustments                                                         (17,234)      (3,204)                            (20,438)
------------------------------      ---       --------    -----------    -----------    --------    --------    --------   --------
BALANCE AT
DECEMBER 31, 1993                     9        254,089         6,123       (23,723)      (6,548)     488,241      (4,776)   713,415
Net Income                                                                                           107,067                107,067
Cash Dividends Declared:
    Preferred stock                                                                                      (20)                   (20)
    Common stock                                                                                     (58,089)               (58,089)
Common Stock Issued:
    Conversion of convertible
      debentures                                27,472       121,037                                                        148,509
    Employee plans                                               739                                               1,995      2,734
    Conversions                      (2)                        (256)                                                304         46
Equity Adjustments                                                          22,242        4,102                              26,344
------------------------------      ---       --------    -----------    -----------    --------    --------    --------   --------
BALANCE AT
DECEMBER 31, 1994                   $ 7       $281,561     $ 127,643       $(1,481)     $(2,446)    $537,199    $ (2,477)  $940,006
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS         Witco Corporation and Subsidiary Companies

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

PROPERTY, PLANT, AND EQUIPMENT: Property, plant, and equipment is stated at cost and depreciation is provided principally using the straight-line method based on estimated useful lives.

INTANGIBLE ASSETS: Intangible assets primarily include the excess of purchase price paid over the estimated fair value of net assets acquired (goodwill) and other intangibles which are being amortized over periods not in excess of forty years. The Company periodically evaluates the carrying value of intangible assets in relation to the operating performance and future cash flows of the underlying businesses. Impairment losses would be recorded in the event of a significant change in the environment in which the business operates or if the expected future cash flows are less than book value.

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

RESEARCH AND DEVELOPMENT COSTS: The Company's research and development costs are charged to expense as incurred. These charges amounted to $43,119,000 (1994), $42,635,000 (1993), and $29,207,000 (1992).

ENVIRONMENTAL REMEDIATION COSTS: Environmental remediation costs are charged to expense if the remediation is the result of past practices or events and the expenditures are not expected to benefit future operations. Projected costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Accruals are recorded at undiscounted amounts without regard to any third party recoveries, and are regularly adjusted as environmental assessments and remediation efforts proceed.

INCOME TAXES: The Company accounts for incomes taxes under SFAS No. 109 'Accounting for Income Taxes.'

COMMON SHARE DATA: Net income per common share is based upon net income adjusted for interest (net of tax) on the 5 1/2% convertible subordinated debentures through March 1994 and the preferred stock dividend requirements. The weighted average number of common shares outstanding during each year includes common stock equivalents, principally shares issuable in connection with the 5 1/2% convertible subordinated debentures through March 1994 and the Company's stock option plans. Fully diluted net income per common share additionally reflects the assumed conversion of the outstanding convertible preferred stock.

NOTE 2 -- DISPOSITIONS

In the second quarter of 1994, the Company sold the operations of the metal finishing and metalworking businesses of its Allied-Kelite subsidiary to MacDermid, Incorporated and Metal Lubricants Company, respectively, for $24,200,000 which resulted in a gain of $3,133,000, or $.06 per common share. Allied-Kelite manufactures plating and surface preparation products. The operating results of this subsidiary were not significant to the consolidated results of operations.

On November 1, 1993, the Company sold the operations of its Chemprene, Inc. subsidiary to CMP Acquisition Corporation for $24,160,000 resulting in a gain of $5,726,000, or $.11 per common share. Chemprene manufactures lightweight belting, coated fabrics, and industrial diaphragms. The operating results of this subsidiary were not significant to the consolidated results of operations.

NOTES TO FINANCIAL STATEMENTS         Witco Corporation and Subsidiary Companies

NOTE 3 -- INVENTORIES

Inventories are classified as follows:

-----------------------------------------------------------------------------------------------------------------

(thousands of dollars)                                                                         1994        1993
------------------------------------------------------------------------------------------   --------    --------

Raw materials and supplies                                                                   $ 96,939    $ 81,440
Finished goods                                                                                161,433     146,029
------------------------------------------------------------------------------------------   --------    --------
                                                                                             $258,372    $227,469
-----------------------------------------------------------------------------------------------------------------

Work in progress included above is not significant.

Inventories valued on a LIFO basis, at December 31, 1994 and 1993, amounted to $158,638,000 and $143,317,000, respectively. Inventories would have been $62,077,000 and $57,849,000 higher than reported at December 31, 1994 and 1993 if the FIFO method (which approximates current cost) had been used by the Company for all inventories.

NOTE 4 -- PROPERTY, PLANT, AND EQUIPMENT

A summary of property, plant, and equipment follows:

-----------------------------------------------------------------------------------------------------------------

(thousands of dollars)                                                                      1994          1993
--------------------------------------------------------------------------------------   ----------    ----------

Land                                                                                     $   32,970    $   32,150
Buildings and improvements                                                                  178,268       175,501
Machinery, fixtures, and equipment                                                        1,140,319     1,055,134
Assets under construction                                                                    64,452        55,361
--------------------------------------------------------------------------------------   ----------    ----------
                                                                                          1,416,009     1,318,146
Less accumulated depreciation                                                               696,043       621,684
--------------------------------------------------------------------------------------   ----------    ----------
                                                                                         $  719,966    $  696,462
-----------------------------------------------------------------------------------------------------------------

Depreciation  expense amounted  to $88,204,000  (1994), $83,816,000  (1993), and
$67,051,000 (1992).

NOTE 5 -- INTANGIBLE ASSETS

Intangible assets consist of the following:

-----------------------------------------------------------------------------------------------------------------

(thousands of dollars)                                                                         1994        1993
------------------------------------------------------------------------------------------   --------    --------

Goodwill                                                                                     $147,662    $160,091
Patents and licenses                                                                           29,798      37,341
Other                                                                                          57,722      58,212
------------------------------------------------------------------------------------------   --------    --------
                                                                                              235,182     255,644
Less accumulated amortization                                                                  43,760      38,612
------------------------------------------------------------------------------------------   --------    --------
                                                                                             $191,422    $217,032
-----------------------------------------------------------------------------------------------------------------

Amortization expense  amounted to  $16,916,000 (1994),  $18,686,000 (1993),  and
$9,111,000 (1992).

NOTES TO FINANCIAL STATEMENTS         Witco Corporation and Subsidiary Companies

NOTE 6 -- ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Components of accounts payable and other current liabilities consist of the following:

-----------------------------------------------------------------------------------------------------------------
(thousands of dollars)                                                                         1994        1993
------------------------------------------------------------------------------------------   --------    --------
Trade accounts payable                                                                       $139,906    $116,608
Other accruals                                                                                 67,839      92,787
Payroll related liabilities                                                                    53,286      43,588
Reserves for environmental remediation and compliance                                          33,982      28,892
Income taxes                                                                                   20,448      18,845
Reserve for disposition of a business                                                          19,109      19,200
Reserve for consolidation of offices                                                            8,844      17,224
------------------------------------------------------------------------------------------   --------    --------
                                                                                             $343,414    $337,144
-----------------------------------------------------------------------------------------------------------------

NOTE 7 -- INDEBTEDNESS

In 1994, the Company called for redemption all of its $150,000,000 outstanding 5 1/2% Convertible Subordinated Debentures due 2012. $149,890,000 of the principal was converted into approximately 5,494,000 shares of common stock at a conversion price of $27.28 per share and $110,000 of the principal was redeemed for cash at a premium of 1.65%.

Following is a summary of long-term debt:

-----------------------------------------------------------------------------------------------------------------
(thousands of dollars)                                                                         1994        1993
------------------------------------------------------------------------------------------   --------    --------
6.60% Notes due 2003                                                                         $165,000    $165,000
7.75% Debentures due 2023                                                                     110,000     110,000
7.325% Notes due 1998                                                                          45,171      40,313
5.85% Pollution Control Revenue Bonds due 2023                                                 10,000      10,000
Industrial Development Revenue Bond due 2014                                                    8,500       8,500
5 1/2% Convertible Subordinated Debentures                                                         --     150,000
Other                                                                                           9,559      14,663
------------------------------------------------------------------------------------------   --------    --------
                                                                                              348,230     498,476
Less amounts included in notes and loans payable                                                1,685       2,210
------------------------------------------------------------------------------------------   --------    --------
                                                                                             $346,545    $496,266
-----------------------------------------------------------------------------------------------------------------

The Company has arrangements with various banks for lines of credit for its international subsidiaries aggregating $36,654,000 of which $237,000 was utilized at December 31, 1994. The weighted average interest rates on short-term borrowings outstanding were 6.50% (1994) and 7.22% (1993).

Principal maturities of long-term debt at December 31, 1994 are $1,685,000
(1995), $1,710,000 (1996), $1,740,000 (1997), $45,686,000 (1998), and $550,000
(1999).

Following is a summary of interest:

-----------------------------------------------------------------------------------------------------------------
(thousands of dollars)                                                               1994       1993       1992
---------------------------------------------------------------------------------   -------    -------    -------
Interest expense                                                                    $29,674    $34,984    $16,448
Capitalized interest                                                                  2,214      1,923        851
---------------------------------------------------------------------------------   -------    -------    -------
     Total interest incurred                                                        $31,888    $36,907    $17,299
---------------------------------------------------------------------------------   -------    -------    -------
     Total interest payments                                                        $34,190    $30,098    $18,219
-----------------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS         Witco Corporation and Subsidiary Companies

NOTE 8 -- SHAREHOLDERS' EQUITY

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

At December 31, 1994, unissued common stock of the Company was reserved for issuance in accordance with the stock option plans (2,594,000 shares) and the $2.65 Cumulative Convertible Preferred Stock (122,000 shares).

The Company has several stock option plans for certain employees. All options are granted at market value as of the date of grant and are exercisable in installments within a period not to exceed ten years from the date of grant. The options outstanding at December 31, 1994 expire on various dates through June 2004. At December 31, 1994 and 1993, options for 540,000 and 1,271,000 shares of common stock, respectively, were available for grant.

Stock option transactions were as follows:

---------------------------------------------------------------------------------------------------------------------------
(thousands of dollars)                                                      1994                           1993
--------------------------------------------------------------   ---------------------------    ---------------------------
                                                                 SHARES                PRICE    Shares                Price
--------------------------------------------------------------   ------    -----------------    ------    -----------------

Outstanding at beginning of year                                 1,472       $13.00 - $26.56    1,112       $13.00 - $21.38
Granted                                                            780                $31.75      692                $26.56
Options exercised                                                 (149)      $17.31 - $26.56     (328)      $13.00 - $21.38
Cancelled                                                          (49)      $21.38 - $31.75       (4)               $17.31
--------------------------------------------------------------   ------    -----------------    ------    -----------------
    Outstanding at End of Year                                   2,054       $13.00 - $31.75    1,472       $13.00 - $26.56
--------------------------------------------------------------   ------    -----------------    ------    -----------------
    Exercisable at End of Year                                     721       $13.00 - $31.75      201       $17.31 - $26.56
---------------------------------------------------------------------------------------------------------------------------

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

Dividends  declared per  share on the  Company's common stock  amounted to $1.06
(1994), $.96 (1993), and $.92 (1992).

Common and preferred stock transactions were as follows:

--------------------------------------------------------------------------------------------------------------------
(thousands of shares)                                                                      1994      1993      1992
---------------------------------------------------------------------------------------   ------    ------    ------
Convertible Preferred Stock
    Outstanding at beginning of year                                                           9         9        10
    Conversions                                                                               (2)       --        (1)
---------------------------------------------------------------------------------------   ------    ------    ------
         Outstanding at End of Year                                                            7         9         9
---------------------------------------------------------------------------------------   ------    ------    ------
Common Stock
    Issued at beginning of year                                                           50,818    22,534    22,534
    Conversion of convertible debentures                                                   5,494     2,875        --
    Two-for-one stock split                                                                   --    25,409        --
---------------------------------------------------------------------------------------   ------    ------    ------
         Issued at End of Year                                                            56,312    50,818    22,534
---------------------------------------------------------------------------------------   ------    ------    ------
Treasury Stock
    In treasury at beginning of year                                                         318       306       757
    Net shares issued under employee plans                                                  (133)     (149)     (437)
    Conversions                                                                              (20)      (22)      (14)
    Two-for-one stock split                                                                   --       183        --
---------------------------------------------------------------------------------------   ------    ------    ------
         In Treasury at End of Year                                                          165       318       306
--------------------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS         Witco Corporation and Subsidiary Companies

NOTE 9 -- OTHER EXPENSE (INCOME) -- NET

The components of other expense (income) -- net are as follows:

--------------------------------------------------------------------------------------------------------------------
(thousands of dollars)                                                                 1994        1993       1992
-----------------------------------------------------------------------------------   -------    --------    -------
Provision for environmental remediation and compliance                                $    --    $ 52,810    $    --
Provision for disposition of a business                                                    --      19,200         --
Provision for work force reduction                                                         --      12,200         --
Charge for a legal judgment                                                                --      11,636         --
Provision for loss on sublease of office facilities                                        --       9,184         --
Provision for the consolidation of offices                                                 --          --     20,135
Other -- net                                                                           (9,428)     (4,478)    (2,447)
-----------------------------------------------------------------------------------   -------    --------    -------
                                                                                      $(9,428)   $100,552    $17,688
--------------------------------------------------------------------------------------------------------------------

NOTE 10 -- FEDERAL AND FOREIGN INCOME TAXES

The components of income (loss) before federal and foreign income taxes and the cumulative effect of accounting change are:

--------------------------------------------------------------------------------------------------------------------
(thousands of dollars)                                                                 1994        1993       1992
----------------------------------------------------------------------------------   --------    --------    -------
Domestic                                                                             $106,364    $(13,779)   $51,551
International                                                                          58,405      47,110     30,561
----------------------------------------------------------------------------------   --------    --------    -------
                                                                                     $164,769    $ 33,331    $82,112
--------------------------------------------------------------------------------------------------------------------

The provision for federal and foreign income taxes (exclusive of the tax benefit related to the cumulative effect of an accounting change of $7,567,000 in 1992) consists of the following:

--------------------------------------------------------------------------------------------------------------------
(thousands of dollars)                                                                 1994        1993       1992
-----------------------------------------------------------------------------------   -------    --------    -------
Current
  Domestic                                                                            $30,166    $ 21,745    $18,330
  International                                                                         9,870      16,462     10,558
Deferred
  Domestic                                                                              9,733     (22,291)     1,322
  International                                                                         8,916      (1,028)      (307)
Investment tax credit amortization                                                       (983)     (1,320)    (1,656)
-----------------------------------------------------------------------------------   -------    --------    -------
                                                                                      $57,702    $ 13,568    $28,247
--------------------------------------------------------------------------------------------------------------------

The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                        1994      1993      1992
-------------------------------------------------------------------------------------   ----      ----      ----
Statutory federal income tax rate                                                       35.0%     35.0%     34.0%
Amortization of investment tax credits                                                  (.6 )     (4.0)     (2.0)
Provision for non-deductible civil penalties                                             --       4.0        --
Effect of U.S. tax rate increase on deferred tax balances                                --       3.8        --
Other                                                                                    .6       1.9       2.4
-------------------------------------------------------------------------------------   ----      ----      ----
                                                                                        35.0%     40.7%     34.4%
---------------------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS         Witco Corporation and Subsidiary Companies

The components of deferred federal and foreign income taxes are as follows:

-------------------------------------------------------------------------------------------------------------------
(thousands of dollars)                                                                           1994        1993
--------------------------------------------------------------------------------------------   --------    --------
Current Deferred Tax (Assets) Liabilities:
  Reserve for environmental remediation and compliance                                         $(12,028)   $(10,112)
  Accrual items                                                                                  (6,900)     (7,774)
  Reserve for disposition of a business                                                          (6,688)     (6,720)
  Inventories                                                                                     5,476       7,960
  Reserve for consolidation of offices                                                             (965)     (6,028)
  Other -- net                                                                                   (3,199)     (2,953)
--------------------------------------------------------------------------------------------   --------    --------
                                                                                               $(24,304)   $(25,627)
--------------------------------------------------------------------------------------------   --------    --------
--------------------------------------------------------------------------------------------   --------    --------
Noncurrent Deferred Tax (Assets) Liabilities:
  Depreciation                                                                                 $105,631    $ 97,291
  Reserve for environmental remediation and compliance                                          (22,142)    (24,752)
  Pensions                                                                                       13,561      13,854
  Foreign net operating loss carryforward                                                        (8,423)    (14,484)
  Postretirement benefits other than pensions                                                    (8,288)     (9,907)
  Hedging instruments                                                                             2,176      16,225
  Other -- net                                                                                   (1,161)     (3,615)
--------------------------------------------------------------------------------------------   --------    --------
                                                                                               $ 81,354    $ 74,612
-------------------------------------------------------------------------------------------------------------------

U.S. federal income taxes have not been provided on approximately $200,000,000 of unremitted earnings of the Company's international subsidiaries at December 31, 1994. As a result of the availability of foreign tax credits, based on current rates, no significant U.S. federal income taxes would be payable if these earnings were distributed.

Provision has not been made for foreign withholding taxes due upon remittance of foreign earnings prior to 1992. If unremitted earnings accumulated prior to 1992 were distributed it is estimated the related taxes due on these earnings would not be significant.

Cash payments  for federal  and  foreign income  taxes amounted  to  $40,462,000
(1994), $29,817,000 (1993), and $21,811,000 (1992).

Unamortized investment tax credits aggregated $1,085,000 at December 31, 1994, and are being amortized over the estimated useful lives of the related assets.

NOTES TO FINANCIAL STATEMENTS         Witco Corporation and Subsidiary Companies

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

In November 1992, the Company acquired certain domestic and international operations of Schering AG. The related international plans accounted for approximately $6,100,000 and $4,800,000 of the 1994 and 1993 net periodic pension cost, respectively. In the years prior to 1993, net periodic pension cost of the international plans was not significant.

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

Net pension cost (credit) includes the following components:

-------------------------------------------------------------------------------------------------------------------------
(thousands of dollars)                                     1994                            1993                    1992
-------------------------------------------      -------------------------       -------------------------       --------
                                                 DOMESTIC    INTERNATIONAL       Domestic    International
-------------------------------------------      --------    -------------       --------    -------------       --------

Service cost for benefits earned during the
  period                                         $ 8,284        $ 3,722          $ 6,630        $ 2,985          $  4,834
Interest cost on the projected benefit
  obligation                                      22,652          5,516           20,707          4,763            16,597
Actual (return) loss on plan assets                7,287         (2,576)         (34,119 )       (2,861)          (17,384)
Net amortization and deferral                    (32,743 )         (314)           3,177            (61)          (10,265)
-------------------------------------------      --------    -------------       --------    -------------       --------
    Total Pension Cost (Credit)                    5,480          6,348           (3,605 )        4,826            (6,218)
-------------------------------------------      --------    -------------       --------    -------------       --------
Multi-employer plans                                 421             --              441             --               418
Other international plans                             --            129               --             90               738
-------------------------------------------      --------    -------------       --------    -------------       --------
    Net Pension Cost (Credit)                    $ 5,901        $ 6,477          $(3,164 )      $ 4,916          $ (5,062)
-------------------------------------------------------------------------------------------------------------------------

The weighted average assumptions used to calculate costs were as follows:

------------------------------------------------------------------------------------------------------------------------
                                                             1994                            1993                  1992
---------------------------------------------      -------------------------       -------------------------       -----
                                                   DOMESTIC    INTERNATIONAL       Domestic    International
---------------------------------------------      --------    -------------       --------    -------------       -----

Discount rate                                         7.0%          6.9%              7.9%          7.8%            8.2%
Rate of increase in compensation level                4.5%          4.3%              5.0%          4.7%            5.0%
Expected long-term rate of return on assets          10.0%          8.0%             12.0%          8.9%           12.0%
------------------------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS         Witco Corporation and Subsidiary Companies

The funded status and amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1994 and 1993 for the domestic plans were as follows:

-------------------------------------------------------------------------------------------------------------------
(thousands of dollars)                                             1994                             1993
--------------------------------------------------      --------------------------       --------------------------
                                                             PLANS IN WHICH:                  Plans in which:
--------------------------------------------------      --------------------------       --------------------------
                                                          ASSETS       ACCUMULATED         Assets       Accumulated
                                                          EXCEED        BENEFITS           Exceed        Benefits
                                                        ACCUMULATED      EXCEED          Accumulated      Exceed
                                                         BENEFITS        ASSETS           Benefits        Assets
--------------------------------------------------      -----------    -----------       -----------    -----------

Actuarial present value of:
  Vested benefits                                        $(218,596)     $ (41,773)        $(241,453)     $ (52,555)
  Nonvested benefits                                        (7,346)        (4,470)          (13,996)        (2,947)
--------------------------------------------------      -----------    -----------       -----------    -----------
    Accumulated Benefit Obligation                        (225,942)       (46,243)         (255,449)       (55,502)
Effect of anticipated future compensation levels           (14,472)        (2,364)          (16,845)        (2,456)
--------------------------------------------------      -----------    -----------       -----------    -----------
    Projected Benefit Obligation                          (240,414)       (48,607)         (272,294)       (57,958)
Plan assets at fair value                                  255,467         24,687           272,360         30,730
--------------------------------------------------      -----------    -----------       -----------    -----------
    Plan Assets in Excess of (Less than)
      Projected Benefit Obligation                          15,053        (23,920)               66        (27,228)
Unrecognized prior service cost                             34,062          6,398            39,294          4,631
Unrecognized net transition (asset) obligation             (14,638)         1,246           (17,426)         1,339
Unrecognized net loss                                       31,506          4,721            46,866         12,468
Adjustment required to recognize minimum liability              --         (3,763)               --        (10,074)
--------------------------------------------------      -----------    -----------       -----------    -----------
    Noncurrent Pension Asset (Liability)                 $  65,983      $ (15,318)        $  68,800      $ (18,864)
-------------------------------------------------------------------------------------------------------------------

The assumptions used to calculate December 31, 1994 and 1993 obligations for domestic plans were as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                               1994         1993
---------------------------------------------------------------------------------------        ----         ----

Discount rate                                                                                  8.5 %        7.0%
Rate of increase in compensation level                                                         4.5 %        4.5%
----------------------------------------------------------------------------------------------------------------

Effective January 1, 1995, the Company revised the domestic discount rate from 7% to 8.5%. This change resulted in a decrease of approximately $48,000,000 and $56,000,000 in the 1994 accumulated benefit obligation and projected benefit obligation, respectively.

Effective January 1, 1994, the pension benefit formula of the Retirement Plan of the Company was amended to a 'final average pay offset' formula and several plan provisions were revised. Also effective January 1, 1994, the Company modified the benefit formula of the Supplemental Executive Retirement Plan. These amendments, together with the 1994 actuarial assumption changes, increased the 1994 domestic net periodic pension cost by approximately $9,200,000.

NOTES TO FINANCIAL STATEMENTS         Witco Corporation and Subsidiary Companies

The funded status and amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1994 and 1993 for the international plans were as follows:

-------------------------------------------------------------------------------------------------------------------
(thousands of dollars)                                                1994                          1993
--------------------------------------------------------   --------------------------    --------------------------
                                                                PLANS IN WHICH:               Plans in which:
--------------------------------------------------------   --------------------------    --------------------------
                                                             ASSETS       ACCUMULATED      Assets       Accumulated
                                                             EXCEED        BENEFITS        Exceed        Benefits
                                                           ACCUMULATED      EXCEED       Accumulated      Exceed
                                                            BENEFITS        ASSETS        Benefits        Assets
--------------------------------------------------------   -----------    -----------    -----------    -----------
Actuarial present value of:
    Vested benefits                                         $ (24,243)     $ (28,034)     $ (19,829)     $ (28,895)
    Nonvested benefits                                         (1,405)        (2,816)        (1,094)        (2,845)
--------------------------------------------------------   -----------    -----------    -----------    -----------
         Accumulated Benefit Obligation                       (25,648)       (30,850)       (20,923)       (31,740)
Effect of anticipated future compensation levels               (8,142)       (16,231)        (5,678)       (16,751)
--------------------------------------------------------   -----------    -----------    -----------    -----------
         Projected Benefit Obligation                         (33,790)       (47,081)       (26,601)       (48,491)
Plan assets at fair value                                      37,268             --         31,349            741
--------------------------------------------------------   -----------    -----------    -----------    -----------
         Plan Assets in Excess of (Less than) Projected
           Benefit Obligation                                   3,478        (47,081)         4,748        (47,750)
Unrecognized prior service cost                                 1,718             --            437             --
Unrecognized net transition (asset)                            (5,978)            --         (6,040)            (8)
Unrecognized net loss (gain)                                    2,637         (4,222)         2,658          6,489
--------------------------------------------------------   -----------    -----------    -----------    -----------
         Noncurrent Pension Asset (Liability)               $   1,855      $ (51,303)     $   1,803      $ (41,269)
-------------------------------------------------------------------------------------------------------------------

The weighted average assumptions used to calculate December 31, 1994 and 1993 obligations for international plans were as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                                                     1994    1993
--------------------------------------------------------------------------------------------------   ----    ----
Discount rate                                                                                        7.6%    6.9%
Rate of increase in compensation level                                                               4.4%    4.3%
-----------------------------------------------------------------------------------------------------------------

The Company sponsors a defined contribution savings plan, the Witco Corporation Employee Retirement Savings Plan, which is organized under sections 401(k) and 401(a) of the Internal Revenue Code. The Plan allows salary and hourly non-bargaining employees to contribute up to a maximum of 15% of their base pay with the Company providing a matching contribution up to 3%. The Plan permits employees to make contributions on both a pre-tax and after-tax basis. Participants are immediately vested in their contributions and become fully vested in the matching contribution upon meeting certain service requirements. Union employee's participation, provisions, contributions, and employer match are based upon terms of their respective collective bargaining agreement.

The  Company's matching  contribution was $4,300,000  (1994), $4,800,000 (1993), and $4,000,000 (1992).

NOTE 12 -- POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides health and life insurance benefits to certain domestic retired employees, most of whom contribute to its cost. Substantially all employees presently become eligible for retiree health benefits after reaching retirement age while working for the Company. The cost of the retiree medical plan is provided by retiree contributions that are adjusted annually to reflect current health costs. For domestic employees subject to collective bargaining arrangements the cost is shared by the Company in accordance with the

NOTES TO FINANCIAL STATEMENTS         Witco Corporation and Subsidiary Companies
bargained agreements. Life insurance benefits for certain retired employees are provided with the Company assuming the cost. The Company's policy is to fund the plans at the discretion of management.

In 1992, the Company adopted Financial Accounting Standard No. 106, 'Employers' Accounting for Postretirement Benefits Other Than Pensions.' This statement requires the accrual of the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee. The Company elected to record the effect of this adoption as a cumulative effect of a change in accounting principle and immediately recognize the accumulated liability measured as of January 1, 1992. This resulted in a one-time after-tax charge of $14,690,000.

Postretirement benefit obligations at December 31, 1994 and 1993 were as follows:

-------------------------------------------------------------------------------------------------------------------
(thousands of dollars)                                                                            1994       1993
----------------------------------------------------------------------------------------------   -------    -------
Accumulated Postretirement Benefit Obligation:
    Retirees                                                                                     $24,907    $27,445
    Active plan participants fully eligible for benefits                                           2,563      3,398
    Other active plan participants                                                                 4,509      7,373
----------------------------------------------------------------------------------------------   -------    -------
         Total Accumulated Postretirement Benefit Obligation                                      31,979     38,216
Unrecognized net gain (loss)                                                                         685     (6,412)
----------------------------------------------------------------------------------------------   -------    -------
         Accrued Postretirement Benefit Liability                                                $32,664    $31,804
-------------------------------------------------------------------------------------------------------------------

Net periodic postretirement benefit costs include the following components:

--------------------------------------------------------------------------------------------------------------------
(thousands of dollars)                                                                     1994      1993      1992
---------------------------------------------------------------------------------------   ------    ------    ------
Service cost of benefits earned                                                           $  591    $  389    $  196
Interest cost on accumulated postretirement benefits                                       2,634     2,621     1,814
Net amortization                                                                             275       141        --
---------------------------------------------------------------------------------------   ------    ------    ------
         Net Periodic Postretirement Benefit Costs                                        $3,500    $3,151    $2,010
--------------------------------------------------------------------------------------------------------------------

For measuring the expected postretirement benefit obligation, a 10 and 11 percent annual rate of increase in the per capita claims cost was assumed for 1994 and 1993, respectively. The rate was assumed to decrease by 1 percent per year to 6 percent in 1998 and remain at that level thereafter. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.5 percent for 1994 and 7 percent for 1993. A change in the discount rate for valuing the obligations at December 31, 1994 from 7 percent to
8.5 percent resulted in a decrease of approximately $6,700,000 in the accumulated postretirement benefit obligation. The weighted average discount rates used in determining the net periodic postretirement benefit costs for 1994, 1993, and 1992 were 7, 7.9, and 8.2 percent, respectively.

The effect of a one percent increase in the health care cost trend rate would increase the present value of the accumulated postretirement benefit obligation at December 31, 1994 by approximately $4,400,000 and the net periodic postretirement benefit cost for 1994 by approximately $400,000.

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

NOTES TO FINANCIAL STATEMENTS         Witco Corporation and Subsidiary Companies

NOTE 13 -- FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward contracts, currency swaps, and other financial market instruments to hedge the effect of foreign currency fluctuations on the financial statements. The foreign exchange contracts are accounted for as hedges of net investments, commitment hedges, and transaction hedges. Gains and losses on hedges of net investments are recognized as a component of shareholders' equity. Generally, gains and losses on the commitment hedges are deferred and included in the basis of the transaction underlying the commitment. Gains and losses on transaction hedges are recognized in income and offset the foreign exchange gains and losses on the related transaction.

At December 31, 1994 and 1993, the Company had outstanding contracts to hedge its foreign net investments and other foreign exposures. The aggregate face value of these contracts, with notional amounts of approximately $209,326,000, also fix the interest rates on the same amount of indebtedness at a weighted average interest rate of approximately 8 percent. The net interest rate differentials that are paid or received are reflected currently as adjustments to interest expense. The foreign currency contracts are primarily in German marks and expire in March 2003.

These contracts have been entered into with major financial institutions. The risk associated with these transactions is the cost of replacing, at current market rates, agreements in the event of default by the counterparties. Management believes the risk of incurring such losses is remote.

The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments.

CASH AND CASH EQUIVALENTS: The carrying amount approximates fair value due to the short maturity of these instruments.

NOTES RECEIVABLE: The fair value is estimated by discounting the future cash flows using the interest rates at which similar loans would be made under current conditions.

LONG-TERM DEBT (INCLUDING SHORT-TERM PORTION): The fair value for the 6.60% Notes and the 7.75% Debentures were based on quoted market values. For all other long-term debt which have no quoted market price, the fair value is estimated by discounting projected future cash flows using the Company's incremental borrowing rate.

FOREIGN CURRENCY/INTEREST RATE SWAP CONTRACTS: The fair value is the amount at which the contracts could be settled based on quotes provided by investment banking firms.

FAIR VALUES OF FINANCIAL INSTRUMENTS: The following table presents the carrying amounts and estimated fair values of material financial instruments used by the Company in the normal course of its business.

--------------------------------------------------------------------------------------------------------------------
(thousands of dollars)                                                       1994                       1993
------------------------------------------------------------------   --------------------       --------------------
                                                                     CARRYING        FAIR       Carrying        Fair
                                                                       AMOUNT       VALUE         Amount       Value
------------------------------------------------------------------   --------    --------       --------    --------
    Cash and cash equivalents                                        $197,173    $197,173       $183,050    $183,050
    Notes receivable                                                 $  1,693    $  1,679       $  2,864    $  2,864
    Long-term debt                                                   $348,230    $315,628       $498,476    $527,704
    Off-balance sheet financial instruments:
         Unrealized loss on foreign currency/interest rate swap
           contracts                                                       --    $(32,736)            --    $ (6,268)
--------------------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS         Witco Corporation and Subsidiary Companies

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

LEASES: At December 31, 1994, minimum rental commitments under noncancelable operating leases amounted to $18,800,000 (1995), $15,850,000 (1996), $12,752,000
(1997),  $10,499,000  (1998),  $9,635,000  (1999),  and  $98,110,000  (2000  and
thereafter). Aggregate future minimum rentals to be received under noncancelable subleases, the majority of which are subject to barter provisions, amount to $22,240,000.

Rental expenses  under operating  leases  were $19,689,000  (1994),  $19,849,000
(1993), and $16,518,000 (1992).

CAPITAL COMMITMENTS: At December 31, 1994, the estimated costs to complete authorized projects under construction amounted to $94,087,000.

LITIGATION, CLAIMS, AND CONTINGENCIES: The Company has been notified, or is named as a potentially responsible party (PRP) or a defendant in a number of governmental (federal, state, and local) and private actions associated with environmental matters, such as those relating to hazardous wastes. These actions seek remediation costs, penalties, and/or damages for personal injury or damage to property or natural resources. As of December 31, 1994, the Company had been identified as a PRP in connection with 38 sites which are subject to the federal Superfund Program under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). The Company has also been identified as a PRP in connection with 22 sites where state agencies have taken the lead role in overseeing site cleanup. With 11 exceptions, all the CERCLA and state controlled sites in which the Company is involved are multi-party sites, and, in most cases, there are numerous other potentially responsible parties in addition to the Company. CERCLA authorizes the federal government to remediate a Superfund site itself and to assess the costs against the responsible parties, or to order the responsible parties to remediate the site.

The Company evaluates and reviews environmental reserves for future remediation and other costs on a quarterly basis to determine appropriate reserve amounts. Inherent in this process are considerable uncertainties which effect the Company's ability to estimate the ultimate costs of remediation efforts. Such uncertainties include the nature and extent of contamination at each site, evolving governmental standards regarding remediation requirements, changes in environmental regulations, widely varying costs of alternative cleanup methods, the number and financial condition of other potentially responsible parties at multi-party sites, innovations in remediation and restoration technology, and the identification of additional environmental sites.

At December 31, 1994, the Company's reserves for environmental remediation and compliance costs amounted to $97,356,000, reflecting Witco's estimate of the costs which will be incurred over an extended period of time in respect of these matters which are reasonably estimable.

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

The Company is a defendant in three similar actions pending in California state courts, which arise out of the Company's involvement in the polybutylene resin manufacturing business in the 1970's: East Bay Municipal Utility District v. Mobil Oil Co., et al.; filed in November 1993, and pending in Superior Court for the County of San Mateo; City of Santa Maria v. Shell Oil Co., et al.; filed in May 1994, and pending in Superior Court for the County of San Luis Obispo; and City of Redding v. Mobil Oil Co., et al.; filed in July 1993, and pending in Superior Court for the County of Tehama. In addition, a fourth action, City of Morgan Hill v. Mobil Oil Co., et al.; filed in December 1987, which was pending in Superior Court of the County of Santa Clara has been dismissed by the court, but the Company expects the plaintiff in the action to appeal the dismissal. The actions generally allege that the Company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other

NOTES TO FINANCIAL STATEMENTS         Witco Corporation and Subsidiary Companies
allegations include breach of warranty, fraud, strict liability, and breach of the California Unfair Practices Act.

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

NOTE 15 -- OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

The Company is an international producer of a wide range of specialty chemical and petroleum products and diversified products for industrial and consumer uses. The following is a summary of the Company's operations by industry segment and geographic area:

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
(thousands of dollars)                                                           1994          1993          1992
---------------------------------------------------------------------------   ----------    ----------    ----------
Net Sales
    Chemical                                                                  $1,338,124    $1,232,732    $  836,794
    Petroleum                                                                    759,549       746,026       734,330
    Diversified products                                                         142,414       179,466       175,061
    Intersegment elimination                                                     (15,418)      (15,669)      (17,289)
---------------------------------------------------------------------------   ----------    ----------    ----------
         Net Sales                                                            $2,224,669    $2,142,555    $1,728,896
---------------------------------------------------------------------------   ----------    ----------    ----------
Operating Income
    Chemical                                                                  $  127,013    $  108,215    $   74,286
    Petroleum                                                                     56,962        15,069        51,475
    Diversified products                                                          18,134        (8,802)        3,960
---------------------------------------------------------------------------   ----------    ----------    ----------
         Operating Income                                                        202,109       114,482       129,721
---------------------------------------------------------------------------   ----------    ----------    ----------
General corporate expenses -- net                                                (17,698)      (54,846)      (40,464)
Interest income (expense) -- net                                                 (19,642)      (26,305)       (7,145)
---------------------------------------------------------------------------   ----------    ----------    ----------
         Income before Federal and Foreign Income Taxes and Cumulative
           Effect of Accounting Change                                        $  164,769    $   33,331    $   82,112
---------------------------------------------------------------------------   ----------    ----------    ----------
Assets
    Chemical                                                                  $1,101,519    $1,036,875    $1,079,769
    Petroleum                                                                    507,848       461,073       433,807
    Diversified products                                                         107,376       122,930       138,565
    Corporate (principally cash, cash equivalents, and deferred pension
      costs)                                                                     202,602       218,120       159,653
---------------------------------------------------------------------------   ----------    ----------    ----------
         Assets                                                               $1,919,345    $1,838,998    $1,811,794
---------------------------------------------------------------------------   ----------    ----------    ----------
Depreciation and Amortization
    Chemical                                                                  $   62,795    $   58,204    $   34,456
    Petroleum                                                                     31,025        31,726        28,784
    Diversified products                                                           9,351        11,054        11,304
    Corporate                                                                      1,949         1,518         1,618
---------------------------------------------------------------------------   ----------    ----------    ----------
         Depreciation and Amortization                                        $  105,120    $  102,502    $   76,162
---------------------------------------------------------------------------   ----------    ----------    ----------
Capital Expenditures (exclusive of acquisitions)
    Chemical                                                                  $   44,323    $   53,831    $   34,355
    Petroleum                                                                     43,149        40,482        31,218
    Diversified products                                                           5,623         5,829         5,027
    Corporate                                                                     14,343         3,547         1,994
---------------------------------------------------------------------------   ----------    ----------    ----------
         Capital Expenditures                                                 $  107,438    $  103,689    $   72,594
--------------------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS         Witco Corporation and Subsidiary Companies

--------------------------------------------------------------------------------------------------------------------
(thousands of dollars)                                                           1994          1993          1992
---------------------------------------------------------------------------   ----------    ----------    ----------
Net Sales
    United States                                                             $1,606,145    $1,578,847    $1,393,667
    Western Europe                                                               541,060       487,508       249,618
    Other International                                                          143,280       135,092       133,899
    Inter-area elimination                                                       (65,816)      (58,892)      (48,288)
---------------------------------------------------------------------------   ----------    ----------    ----------
         Net Sales                                                            $2,224,669    $2,142,555    $1,728,896
---------------------------------------------------------------------------   ----------    ----------    ----------
Operating Income
    United States                                                             $  130,545    $   61,617    $   98,899
    Western Europe                                                                54,184        38,444        18,740
    Other International                                                           17,380        14,421        12,082
---------------------------------------------------------------------------   ----------    ----------    ----------
         Operating Income                                                     $  202,109    $  114,482    $  129,721
---------------------------------------------------------------------------   ----------    ----------    ----------
Assets
    United States                                                             $1,211,125    $1,177,891    $1,128,016
    Western Europe                                                               604,342       565,172       592,395
    Other International                                                          103,878        95,935        91,383
---------------------------------------------------------------------------   ----------    ----------    ----------
         Assets                                                               $1,919,345    $1,838,998    $1,811,794
--------------------------------------------------------------------------------------------------------------------

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

In 1993, general corporate expenses include provisions for a work force reduction, loss on sublease of office facilities, and other matters totalling $29,784,000. General corporate expenses in 1992 include $20,135,000 for the provision for the consolidation of offices.

Foreign currency translation and transaction gains and losses included in net income are not significant.

QUARTERLY FINANCIAL DATA (UNAUDITED)


(in thousands of dollars except per share data)
------------------------------------------------------------------------------------------------------------------
                                 1994                                                   1993
--------   -------------------------------------------------     --------------------------------------------------

                                                       NET                                                    Net
                           COST OF                    INCOME                      Cost of         Net        Income
              NET           GOODS          NET         PER          Net            Goods         Income       Per
Quarter      SALES         SOLD(a)        INCOME      SHARE        Sales          Sold(a)        (Loss)      Share(f)
--------   ----------     ----------     --------     ------     ----------     -----------     --------     ------
First      $  553,417     $  453,101     $ 22,041     $ .41      $  553,174     $   458,549     $ 18,807     $ .40
Second        565,597        456,180       32,382(b)    .57 (b)     549,449         451,853       14,898(c)    .29(c)
Third         564,174        464,975       26,998       .48         540,603         441,786       13,625(d)    .27(d)
Fourth        541,481        439,731       25,646       .46         499,329         399,457      (27,567)(e)  (.47)(e)
--------   ----------     ----------     --------     ------     ----------     -----------     --------     ------
           $2,224,669     $1,813,987     $107,067     $1.92      $2,142,555     $ 1,751,645     $ 19,763     $ .46
-------------------------------------------------------------------------------------------------------------------

(a) Includes depreciation and amortization.

(b) Includes a gain of $3,133, or $.06 per common share, from the disposition of the metal finishing and metalworking operations of a subsidiary.

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

(f) 1993 quarterly per share amounts do not add to total for the year as each quarter and the total year are computed independently.

                                                                     SCHEDULE II

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                    COLUMN C
                                                 COLUMN B    -----------------------
                                                 --------                                            COLUMN E
                                                 BALANCE            ADDITIONS                        --------
                                                    AT       -----------------------                 BALANCE
                   COLUMN A                      BEGINNING   CHARGED TO   CHARGED TO   COLUMN D       AT END
----------------------------------------------      OF       COSTS AND      OTHER      --------         OF
                 DESCRIPTION                      PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
----------------------------------------------   --------    ----------   ----------   --------      --------
                                                                    (THOUSANDS OF DOLLARS)

Year ended December 31, 1994:
     Valuation and qualifying accounts
       deducted from assets to which they
       apply:
          Allowances for doubtful
            receivables -- trade..............    $6,821       $2,209        $821       $  988(a)     $8,863
                                                 --------    ----------   ----------   --------      --------
                                                 --------    ----------   ----------   --------      --------
Year ended December 31, 1993:
     Valuation and qualifying accounts
       deducted from assets to which they
       apply:
          Allowances for doubtful
            receivables -- trade..............    $5,623       $2,652        $427       $1,881(a)     $6,821
                                                 --------    ----------   ----------   --------      --------
                                                 --------    ----------   ----------   --------      --------
Year ended December 31, 1992:
     Valuation and qualifying accounts
       deducted from assets to which they
       apply:
          Allowances for doubtful
            receivables -- trade..............    $4,768       $1,773        $334       $1,252(a)     $5,623
                                                 --------    ----------   ----------   --------      --------
                                                 --------    ----------   ----------   --------      --------

------------

Notes:

 (a) Uncollectible receivables charged against the allowance provided therefor.