Form 10-Q
period 1995-03-31
WITCO CORP
filed 1995-05-15
CIK 107889

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995



Commission File Number  1-4654

                                WITCO CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                              13-1870000
- --------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


One American Lane, Greenwich, Connecticut                             06831-2559
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                (203) 552-2000
- --------------------------------------------------------------------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                               YES   X             NO
                                   -----               -----


The number of shares of common stock outstanding is as follows:

         Class                                    Outstanding at April 30, 1995
         -----                                    -----------------------------
Common Stock - $5 par value                                          56,211,565

                                WITCO CORPORATION

                                    FORM 10-Q



                                 March 31, 1995



                           CONTENTS                                     PAGE
                           --------                                     ----


    PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed consolidated balance sheets at March 31, 1995
            and December 31, 1994                                         2


            Condensed consolidated statements of income for the three
            months ended March 31, 1995 and 1994                          3


            Condensed consolidated statements of cash flows for the
            three months ended March 31, 1995 and 1994                    4


            Notes to condensed consolidated financial statements          5


            Independent accountants' report on review of interim
            financial information                                         7


    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           8


   PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                                            11

    Item 4. Submission of Matters to a Vote of Security Holders          12

    Item 5. Other Information                                            12

    Item 6. Exhibits and Reports on Form 8-K                             13

PART I.FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Per Share Data)


                                                                              March 31,                         December 31,
                                                                                1995                              1994 (a)
                                                                           ----------------                   -----------------
                                                                             (Unaudited)
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                              $    214,991                        $  197,173
     Accounts and notes receivable-net                                           439,183                           395,547
     Inventories
       Raw materials and supplies                             $   97,160                        $   96,939
       Finished goods                                            166,122         263,282           161,433         258,372
                                                              ----------                        ----------
     Prepaid and other current assets                                             44,024                            45,737
                                                                            ------------                        ----------
         TOTAL CURRENT ASSETS                                                    961,480                           896,829
                                                                            ------------                        ----------
   PROPERTY, PLANT, AND EQUIPMENT -
     less accumulated depreciation
     of $720,274 and $696,043                                                    727,746                           719,966

   INTANGIBLE ASSETS - less accumulated
     amortization of $47,912 and $43,760                                         203,473                           191,422
   OTHER ASSETS                                                                  102,504                           111,128
                                                                            ------------                        ----------
         TOTAL ASSETS                                                        $ 1,995,203                       $ 1,919,345
                                                                            ============                        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Notes and loans payable                                              $        1,565                    $        1,795
     Accounts payable and other current liabilities                              342,884                           343,414
                                                                            ------------                        ----------
       TOTAL CURRENT LIABILITIES                                                 344,449                           345,209
                                                                            ------------                        ----------
   LONG-TERM DEBT                                                                351,847                           346,545
   DEFERRED FEDERAL AND FOREIGN INCOME TAXES                                      81,812                            81,354
   DEFERRED CREDITS AND OTHER LIABILITIES                                        231,907                           206,231
   SHAREHOLDERS' EQUITY
     $2.65 Cumulative Convertible Preferred Stock,
       par value $1 per share
       Authorized - 14 shares
       Issued and outstanding - 7 shares                                               7                                 7
     Common Stock, par value $5 per share
       Authorized - 100,000 shares
       Issued - 56,312 shares                                                    281,561                           281,561
     Capital in excess of par value                                              127,953                           127,643
     Equity adjustments:
       Foreign currency translation                                               28,454                            (1,481)
       Pensions                                                                   (2,446)                           (2,446)
     Retained earnings                                                           551,240                           537,199
     Less cost of 106 and 165 shares of common
       stock in treasury                                                          (1,581)                           (2,477)
                                                                            ------------                        ----------
       TOTAL SHAREHOLDERS' EQUITY                                                985,188                           940,006
                                                                            ------------                        ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 1,995,203                       $ 1,919,345
                                                                            ============                        ==========

(a) The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date.

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                                                           Three Months Ended
                                                                                March 31,
                                                                       ----------------------------
                                                                         1995              1994
                                                                       ---------        -----------
                                                                    (In Thousands Except Per Share Data)
REVENUES
   Net sales                                                          $  602,451      $   553,417
   Interest                                                                2,922            2,224
                                                                      ----------      -----------
                                                                         605,373          555,641
                                                                      ----------      -----------

COSTS AND EXPENSES
   Cost of goods sold (exclusive of depreciation
       and amortization)                                                 468,937          426,560
   Selling and administrative expenses                                    61,808           60,886
   Depreciation and amortization                                          28,476           26,541
   Interest                                                                8,450            8,314
   Other income-net                                                       (8,460)            (570)
                                                                      ----------      -----------
                                                                         559,211          521,731
                                                                      ----------      -----------

INCOME BEFORE FEDERAL AND FOREIGN
INCOME TAXES                                                              46,162           33,910

FEDERAL AND FOREIGN INCOME TAXES                                          16,387           11,869
                                                                      ----------      -----------

NET INCOME                                                            $   29,775      $    22,041
                                                                      ==========      ===========

PER COMMON SHARE:
   Net Income                                                         $      .53      $       .41
   Net Income - assuming full dilution                                $      .53      $       .41
   Dividends declared                                                 $      .28      $       .25

Weighted average number of common shares
   and equivalents - primary                                              56,356           56,432
                                                                      ==========      ===========


See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                                Three Months Ended
                                                                                     March 31,
                                                                        ------------------------------------
                                                                             1995                 1994
                                                                        ---------------      ---------------
                                                                                        (In Thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $     23,084         $     22,874
                                                                          ------------         ------------

INVESTING ACTIVITIES

    Expenditures for property, plant, and equipment                            (23,881)             (23,945)
    Proceeds from dispositions                                                  24,090                   -
    Other investing activities                                                  (1,836)                 373
                                                                          ------------         ------------
       Net Cash Used in Investing Activities                                    (1,627)             (23,572)
                                                                          ------------         ------------

FINANCING ACTIVITIES

    Dividends paid                                                             (15,725)             (12,630)
    Other financing activities                                                     538               (1,619)
                                                                                   ---               -------
       Net Cash Used in Financing Activities                                   (15,187)             (14,249)
                                                                          ------------         ------------

Effects of Exchange Rate Changes on Cash and Cash Equivalents                   11,548                1,669
                                                                          ------------         ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                17,818              (13,278)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               197,173              183,050
                                                                          ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    214,991         $    169,772
                                                                          ============         ============





See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1994.

The condensed consolidated financial statements at March 31, 1995, and for the three month periods ended March 31, 1995 and 1994, have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by independent accountants, Ernst & Young LLP, and their report is included herein.

NOTE B - Accounting Change

Effective January 1, 1995, the company changed its method of inventory valuation under dollar value LIFO from LIFO double extension to LIFO link chain. Management believes that the LIFO link chain method is preferable because it is the predominate method used in the industry and will mitigate the impact of volume fluctuations on results of operations. The change in accounting method had no material effect on income for the three month period ended March 31, 1995. It is not possible to determine the effect of the change on retained earnings as of January 1, 1995 or income as previously reported for the three month period ended March 31, 1994.

NOTE C - Shareholder Rights Plan

On March 2, 1995, the Board of Directors unanimously approved a Shareholder Rights Plan. The Plan has been implemented by the issuance of one preferred stock purchase right for each share of common stock outstanding at the close of business on March 2, 1995, or issued thereafter until the rights become exercisable. Each right will entitle the holder in certain events to purchase one-one thousandth of a share of participating preferred stock at a purchase price of $110. Each one-one thousandth of a share of participating preferred stock is intended to represent the economic equivalent of one share of common stock. Under the Shareholder Rights Plan, 300,000 shares of Series A participating cumulative preferred stock without par value have been authorized.

The rights currently are not exercisable. If a person or group acquires more than 15% of the outstanding common stock, or at the Board's election if a tender offer for more than 15% of the outstanding common stock is commenced, or if such person or group acquires the company in a merger or other business combination, each right (other than those held by the acquiring person) will entitle the holder to purchase stock of the company or stock or other property of the acquiring person having a value of twice the purchase price. The rights will expire on March 2, 2005, unless earlier redeemed by the company in whole, but not in part, at a price of $.01 per right.

NOTE D - Other Matters

The statement of income for the three month period ended March 31, 1995, includes a gain of $6,196,000, or $.11 per common share, from the sale of the company's Battery Parts business. The pre-tax gain of $9,532,000 is included in the caption "Other income - net."

NOTE E - Litigation and Environmental


The company has been notified, or is named as a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state, and local) and private actions associated with environmental matters, such as those relating to hazardous wastes. These actions seek remediation costs, penalties and/or damages for personal injury or damage to property or natural resources. As of March 31, 1995, the company had been identified as a PRP in connection with 41 sites which are subject to the federal Superfund Program under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The company has also been identified as a PRP in connection with 21 sites where state agencies have taken the lead role in overseeing site cleanup. With 11 exceptions, all the CERCLA and state controlled sites in which the company is involved are multi-party sites, and, in most cases, there are numerous other potentially responsible parties in addition to the company. CERCLA authorizes the federal government to remediate a Superfund site itself and to assess the costs against the responsible parties, or to order the responsible parties to remediate the site.

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

At March 31, 1995, the company's reserves for environmental remediation and compliance costs amounted to $94,565,000, reflecting Witco's estimate of the costs which will be incurred over an extended period of time in respect of these matters which are reasonably estimable.

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

The company is a defendant in two similar actions pending in California state courts, which arise out of the company's involvement in the polybutylene resin manufacturing business in the 1970's: East Bay Municipal Utility District v. Mobil Oil Co., et al., filed in November 1993, and pending in Superior Court for the County of San Mateo and City of Santa Maria v. Shell Oil Co., et al., filed in May 1994, and pending in Superior Court for the County of San Luis Obispo. In addition, two actions, City of Morgan Hill v. Mobil Oil Co., et al., filed in December 1987, which was pending in Superior Court of the County of Santa Clara and City of Redding v. Mobil Oil Co., et al., filed in July 1993, and pending in Superior Court for the County of Tehama, have been dismissed by the court, but the company expects the plaintiff in the actions to appeal the dismissals. The actions generally allege that the company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations include breach of warranty, fraud, strict liability, and breach of the California Unfair Practices Act.

The company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position.

                     Independent Accountants' Review Report


The Board of Directors
Witco Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Witco Corporation and Subsidiary Companies as of March 31, 1995, and the related condensed consolidated statements of income and cash flow for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Witco Corporation and Subsidiary Companies as of December 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 26, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                      /s/ Ernst & Young LLP

                                                      ERNST & YOUNG LLP

Stamford, Connecticut
May 10, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND FINANCIAL RESOURCES

Cash and cash equivalents have increased since year-end primarily due to the sale in March of the Battery Parts business for approximately $24.1 million and to favorable exchange rate fluctuations, which added $11.5 million. Record sales contributed to an increase of $35.5 million in the other components of working capital primarily due to increased accounts receivable. The company anticipates that cash flow from operations will be sufficient to fund, for the foreseeable future, capital investments, dividend payments, commitments on environmental remediation projects, and operating requirements.

Progress has been made in the first quarter in divesting non-core businesses with the sale of the company's Battery Parts business. The company expects to complete its program to divest all businesses in its Diversified Products Segment during 1995 with the sale of the carbon black operations.


CAPITAL INVESTMENTS AND COMMITMENTS

Capital expenditures during the first quarter of 1995 amounted to $23.9 million, which is consistent with the same period of 1994. Capital expenditures for the year are expected to approximate $144 million, a 34% increase from the record set in 1994. The capital spending plan for 1995 demonstrates the company's commitment to long term growth.


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

RESULTS OF OPERATIONS

First quarter net sales were $602.5 million, a record for any quarter in the company's 75-year history, and represented a 9 percent increase over sales for the same period of 1994. Sales were up despite the absence of the Allied-Kelite business, sold during the second quarter of 1994, which contributed $11.3 million to first quarter 1994 sales. An increase in selling prices, to recover higher feedstock costs, and a favorable product sales mix accounted for approximately two-thirds of the increase in sales. The remainder of the increase was attributable to a weakening of the U. S. dollar against many international currencies, creating favorable exchange rates, while overall volume rose less than 1 percent.

Reported net income of $29.8 million for the first quarter of 1995 included a $6.2 million gain on disposition of the Battery Parts business which was sold on March 24, 1995. Excluding the gain on disposition, net income of $23.6 million was $1.5 million, or 7 percent, ahead of the first quarter of 1994. The increase in net income, before the non-recurring gain, was attributable to a favorable sales product mix, the benefit of which was partially offset by a 1 percent decline in gross profit margin. The lower margin is reflective of the difficulty the company is experiencing in raising sales prices to the level required to recoup raw material feedstock costs.

Segment sales and operating income for the first quarter of 1995 and 1994 are set forth in the following table. Income and expenses of a general corporate nature are not allocated to industry segments in computing operating income. These include general corporate expenses, interest income and expense, and certain other income and expenses.



                                                      Three Months Ended
                                                           March 31,
                                                 -------------------------------
                                                      1995               1994
                                                 ---------------     -----------
                                                      (Unaudited - In Millions)

Net Sales
   Chemical                                      $     382.4         $    334.7
   Petroleum                                           188.2              179.6
   Diversified products                                 35.8               43.3
   Intersegment elimination                             (3.9)              (4.2)
                                                 -----------         ----------
       Total Net Sales                           $     602.5         $    553.4
                                                 ===========         ==========

Operating Income
   Chemical                                      $      34.5         $     31.6
   Petroleum                                             6.2               12.4
   Diversified products                                 15.6                3.4
                                                 -----------         ----------
       Total Operating Income                    $      56.3         $     47.4
                                                 ===========         ==========

The contribution of the company's international operations to net sales and net income, excluding non-recurring items, continues to grow. These operations accounted for 33 percent of net sales for the first quarter of 1995, up 3 percent from the first quarter of 1994. In the first quarter of 1995, 43 percent of the company's operating income, before non-recurring items, was derived from international operations, up 5 percent from the same period in 1994. This trend remains the same after adjusting for the favorable effect that current year foreign currency exchange rates had on sales and operating income, before non-recurring items.

CHEMICAL SEGMENT

Chemical segment 1995 first quarter sales rose $47.7 million compared to the same period of 1994. The 14 percent increase in sales was equally attributable to a 4 percent improvement in volume, higher unit sales prices and favorable foreign currency exchange rates.

Operating income rose $2.9 million, or 9 percent, during the current quarter compared to the first quarter of 1994. Each of the segment's three operating groups reported operating earnings that were ahead of the prior year. The segment's newly formed Resins Group, which is responsible for the worldwide marketing of polyurethane intermediates, epoxy resins and hardeners, accounted for approximately 70 percent of the segment's greater earnings. An 11 percent increase in shipment volume, to which all business units contributed, and the ability of the group's international operations to recoup virtually all of the substantial increase in feedstock costs through higher sales prices, led to the group's favorable operating results. The
Oleo/Surfactants and Polymer Additives Groups reported earnings that showed modest improvements over the prior year. Oleo/Surfactants benefited from shipment volume that was 4 percent above the first quarter of 1994, while being adversely affected by rising raw material costs, which due to market conditions have not been fully recovered through higher sales prices. Earnings for the Polymer Additives Group were slightly higher than the previous year. Shipment volume was down 1 percent from the first quarter of 1994 while material margins were unchanged.

PETROLEUM SEGMENT

Segment net sales for the first quarter of 1995 were 5 percent ahead of those recorded for the first quarter of 1994. Although sales rose $8.6 million due to a 7 percent increase in sales prices, volume was off 2 percent from the first quarter of 1994.

The Petroleum Segment's operating earnings for the first three months of 1995 were $6.2 million below the earnings reported for the corresponding quarter of 1994. The Lubricants Group's operating income declined substantially during this period accounting for a majority of the segment's shortfall. The group suffered from a drop in sales volume, primarily in its branded lubricants and grease businesses, and higher feedstock, additive and packaging costs. Customers' decisions to bring business in-house affected volume, while an extremely competitive market prevented sales prices from being raised to the levels needed to recover higher costs. This resulted in an erosion of margins in each of the group's business units. Operating income from the segment's Petroleum Specialties Group was also down from the prior year. The group's lower earnings were mainly attributable to continued start up costs for the Extracted Sulfonic Acid Unit in Gretna, Louisiana, and Calcium Sulfonates Plant in Amsterdam, Holland, and costs associated with the shut down of the Petrolia, Pennsyslvania, Wax Chilling and Distillation operations.

DIVERSIFIED PRODUCTS

First quarter 1995 operating results include a $9.5 million gain on disposition of the Battery Parts business which was sold in late March. The segment's remaining business, the Concarb Division, which manufactures carbon black, is expected to be sold within the next few months.

Concarb's first quarter 1995 net sales were 28 percent over the division's sales for the corresponding quarter of 1994. Sales were up as a result of higher prices and a 7 percent increase in shipment volume. Operating income for the carbon black business nearly doubled during this period. The operating performance of this business is reflective of an industry in which the customer demand for products exceeds production capacity.

OUTLOOK

The company has identified the recovery of increased raw material costs as a priority. Certain key raw materials costs stabilized during the first quarter and the company is optimistic that it will be able to pass through past raw material cost increases and restore product margins to more acceptable levels. However, if the German mark continues to strengthen against other currencies, prices for international exports out of Germany may be adversely affected.

The company is continuing to explore acquisition opportunities and will also continue to evaluate existing businesses as divestiture candidates as a part of the company's focus on its core businesses.

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

            The company has been notified, or is named as a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state, and local) and private actions associated with environmental matters, such as those relating to hazardous wastes. These actions seek remediation costs, penalties and/or damages for personal injury or damage to property or natural resources. As of March 31, 1995, the company had been identified as a PRP in connection with 41 sites which are subject to the federal Superfund Program under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The company has also been identified as a PRP in connection with 21 sites where state agencies have taken the lead role in overseeing site cleanup. With 11 exceptions, all the CERCLA and state controlled sites in which the company is involved are multi-party sites, and , in most cases, there are numerous other potentially responsible parties in addition to the company. CERCLA authorizes the federal government to remediate a Superfund site itself and to assess the costs against the responsible parties, or to order the responsible parties to remediate the site.

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

            The company is a defendant in two similar actions pending in California state courts, which arise out of the company's involvement in the polybutylene resin manufacturing business in the 1970's: East Bay Municipal Utility District v. Mobil Oil Co., et al., filed in November 1993, and pending in Superior Court for the County of San Mateo and City of Santa Maria v. Shell Oil Co., et al., filed in May 1994, and pending in Superior Court for the County of San Luis Obispo. In addition, two actions, City of Morgan Hill v. Mobil Oil Co., et al., filed in December 1987, which was pending in Superior Court of the County of Santa Clara and City of Redding v. Mobil Oil Co., et al., filed in July 1993, and pending in Superior Court for the County of Tehama, have been dismissed by the court, but the company expects the plaintiff in the actions to appeal the dismissals. The actions generally allege that the company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations include breach of warranty, fraud, strict liability, and breach of the California Unfair Practices Act.

            The company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position.

ITEM 4.    Submission of Matters to a Vote of Security Holders

          (a)  The company's  Annual Meeting of  Shareholders  was held on April
               26, 1995, at Witco Corporation, One American Lane, Greenwich, Connecticut at 2:00 p.m.

          (b) The company's shareholders elected five directors at said Annual Meeting, one for a term expiring in 1996 and four for terms expiring in 1998, as follows:

                                                         VOTES
                                              FOR               WITHHELD
                                         ---------------     ---------------

                William J. Ashe            49,804,570           276,894
                William G. Burns           49,882,650           198,814
                William E. Mahoney         49,846,700           234,764
                L. John  Polite, Jr.       49,807,538           273,926
                William Wishnick           49,845,114           236,350

               As he will be reaching the mandatory retirement age for members of the Board, Mr. Ashe will be serving a one-year term expiring in 1996. Messrs. Burns, Mahoney, Polite and Wishnick will be serving terms expiring in 1998.

               Directors who did not stand for election and continue in office until the 1996 Annual Meeting are: Harry G. Hohn, Dan J. Samuel and Bruce F. Wesson. Directors who did not stand for election and continue in office until the 1997 Annual Meeting are: Simeon Brinberg, William R. Grant, Richard M. Hayden and William R. Toller.

           (c) In addition to the election of five directors, the company's shareholders:

               (i) Approved the adoption of the 1995 Stock Option Plan for Employees of Witco Corporation and its Subsidiaries.

                                              VOTES
                     -------------------------------------------------------
                           FOR               AGAINST            ABSTAIN
                     ----------------     ---------------    ---------------
                     47,352,258             2,481,326           247,880

               (ii) Ratified  the  appointment  of  Ernst  &  Young  LLP  as the company's independent auditors for 1995.

                                             VOTES
                    -------------------------------------------------------
                          FOR               AGAINST            ABSTAIN
                    ----------------     ---------------    ---------------
                    49,977,396               52,650             51,418

ITEM 5.    Other Information

           The Board of Directors of Witco Corporation has requested William R. Toller to continue as Chairman and Chief Executive Officer beyond his normal retirement date. Mr. Toller has agreed to an extension through December 1996.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

                2 Not applicable
                4 Not applicable
               10 Not applicable
               11 Statement re computation of per share earnings
               15 Letter re unaudited interim financial information 18 Letter re change in accounting principles
               19 Not applicable
               22 Not applicable
               23 Not applicable
               24 Not applicable
               27 Financial Data Schedule



           (b) Reports on Form 8-K

               There were no reports on Form 8-K for the three months ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      WITCO CORPORATION
                      -----------------
                      (Registrant)




                      /s/     Michael D. Fullwood
Date: May 11, 1995    ----------------------------------------------------
                      Michael D. Fullwood
                      Executive Vice President and Chief Financial Officer



                      /s/     Dustan E. McCoy
Date: May 11, 1995    ------------------------------------------------------
                      Dustan E. McCoy
                      Vice President - General Counsel and Corporate Secretary