Form 10-Q
period 1995-06-30
WITCO CORP
filed 1995-08-14
CIK 107889

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995



Commission File Number  1-4654

                                WITCO CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                              13-1870000
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


One American Lane, Greenwich, Connecticut                             06831-2559
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                (203) 552-2000
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



                                   YES   X     NO
                                       ----        ----



The number of shares of common stock outstanding is as follows:

         Class                                      Outstanding at July 31, 1995
         -----                                      ----------------------------

Common Stock - $5 par value                                           56,403,345

                                WITCO CORPORATION

                                    FORM 10-Q



                                  June 30, 1995



                           CONTENTS                                         PAGE
                           --------                                         ----

    PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed consolidated balance sheets at June 30, 1995
             and December 31, 1994                                            2

             Condensed consolidated statements of income for the three
             and six months ended June 30, 1995 and 1994                      3

             Condensed consolidated statements of cash flows for the
             six months ended June 30, 1995 and 1994                          4

             Notes to condensed consolidated financial statements             5

             Independent accountants' report on review of interim
             financial information                                           7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             8

   PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                              12

    Item 4.  Submission of Matters to a Vote of Security Holders            13

    Item 6.  Exhibits and Reports on Form 8-K                               14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             WITCO CORPORATION AND SUBSIDIARY COMPANIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (In Thousands Except Per Share Data)


                                                                               June 30,                        December 31,
                                                                                1995                             1994 (a)
                                                                              ----------                       ------------
                                                                             (Unaudited)
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                                $  300,018                        $  197,173
     Accounts and notes receivable-net                                           445,176                           395,547
     Inventories
       Raw materials and supplies                              $  99,112                         $  96,939
       Finished goods                                            161,795         260,907           161,433         258,372
                                                               ---------                         ---------
     Prepaid and other current assets                                             45,648                            45,737
                                                                              ----------                        ----------
         TOTAL CURRENT ASSETS                                                  1,051,749                           896,829
                                                                              ----------                        ----------
   PROPERTY, PLANT, AND EQUIPMENT -
     less accumulated depreciation
     of $714,828 and $696,043                                                    688,723                           719,966

   INTANGIBLE ASSETS - less accumulated
     amortization of $52,123 and $43,760                                         198,861                           191,422
   OTHER ASSETS                                                                  119,909                           111,128
                                                                              ----------                        ----------
         TOTAL ASSETS                                                         $2,059,242                        $1,919,345
                                                                              ==========                        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Notes and loans payable                                                  $    1,537                        $    1,795
     Accounts payable and other current liabilities                              356,924                           343,414
                                                                              ----------                        ----------
       TOTAL CURRENT LIABILITIES                                                 358,461                           345,209
                                                                              ----------                        ----------
   LONG-TERM DEBT                                                                351,601                           346,545
   DEFERRED FEDERAL AND FOREIGN INCOME TAXES                                      79,131                            81,354
   DEFERRED CREDITS AND OTHER LIABILITIES                                        226,668                           206,231
   SHAREHOLDERS' EQUITY
     $2.65 Cumulative Convertible Preferred Stock,
       par value $1 per share
       Authorized - 14 shares
       Issued and outstanding - 7 shares                                               7                                 7
     Common Stock, par value $5 per share
       Authorized - 100,000 shares
       Issued - 56,324 and 56,312 shares                                         281,619                           281,561
     Capital in excess of par value                                              128,761                           127,643
     Equity adjustments:
       Foreign currency translation                                               28,224                            (1,481)
       Pensions                                                                   (2,063)                           (2,446)
     Retained earnings                                                           606,833                           537,199
     Less cost of 165 shares of common
       stock in treasury                                                              --                            (2,477)
                                                                              ----------                        ----------
       TOTAL SHAREHOLDERS' EQUITY                                              1,043,381                           940,006
                                                                              ----------                        ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $2,059,242                        $1,919,345
                                                                              ==========                        ==========

(a) The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date.

See accompanying notes.

                                             WITCO CORPORATION AND SUBSIDIARY COMPANIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                                                        Three Months Ended                  Six Months Ended
                                                                             June 30,                          June 30,
                                                                 ------------------------------      -------------------------------
                                                                      1995              1994             1995               1994
                                                                 ------------       -----------      ------------       -----------
                                                                               (In Thousands Except Per Share Data)
REVENUES
   Net sales                                                      $   586,675       $   565,597       $ 1,189,126       $ 1,119,014
   Interest                                                             3,208             2,425             6,130             4,649
                                                                  -----------       -----------       -----------       -----------
                                                                      589,883           568,022         1,195,256         1,123,663
                                                                  -----------       -----------       -----------       -----------

COSTS AND EXPENSES
   Cost of goods sold (exclusive of depreciation
       and amortization)                                              463,738           429,216           932,675           855,776
   Selling and administrative expenses                                 57,301            60,339           119,109           121,225
   Depreciation and amortization                                       28,434            26,964            56,910            53,505
   Interest                                                             8,294             6,526            16,744            14,840
   Other income-net                                                   (77,999)           (4,840)          (86,459)           (5,410)
                                                                  -----------       -----------       -----------       -----------
                                                                      479,768           518,205         1,038,979         1,039,936
                                                                  -----------       -----------       -----------       -----------

INCOME BEFORE FEDERAL AND FOREIGN
INCOME TAXES                                                          110,115            49,817           156,277            83,727


FEDERAL AND FOREIGN INCOME TAXES                                       38,761            17,435            55,148            29,304
                                                                  -----------       -----------       -----------       -----------

NET INCOME                                                        $    71,354       $    32,382       $   101,129       $    54,423
                                                                  ===========       ===========       ===========       ===========

PER COMMON SHARE:
   Net Income                                                           $1.26              $.57             $1.79              $.98
   Net Income - assuming full dilution                                  $1.26              $.57             $1.79              $.98
   Dividends declared                                                   $ .28              $.25             $ .56              $.50

Weighted average number of common shares
   and equivalents - primary                                           56,460            56,347            56,410            56,391
                                                                  ===========       ===========       ===========       ===========


See accompanying notes.

                                    WITCO CORPORATION AND SUBSIDIARY COMPANIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                                                           Six Months Ended
                                                                                                                June 30,
                                                                                                   ---------------------------------
                                                                                                      1995                   1994
                                                                                                   ---------              ----------
                                                                                                            (In Thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          $  25,329              $  42,558
                                                                                                   ---------              ---------

INVESTING ACTIVITIES

    Expenditures for property, plant, and equipment                                                  (49,070)               (54,027)
    Proceeds from dispositions                                                                       146,026                 24,194
    Other investing activities                                                                        (1,824)                   441
                                                                                                   ---------              ---------
       Net Cash Provided by (Used in) Investing Activities                                            95,132                (29,392)
                                                                                                   ---------              ---------

FINANCING ACTIVITIES

    Dividends paid                                                                                   (31,459)               (25,266)
    Other financing activities                                                                         2,953                   (402)
                                                                                                   ---------              ---------
       Net Cash Used in Financing Activities                                                         (28,506)               (25,668)
                                                                                                   ---------              ---------

Effects of Exchange Rate Changes on Cash and Cash Equivalents                                         10,890                  5,670
                                                                                                   ---------              ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     102,845                 (6,832)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     197,173                183,050
                                                                                                   ---------              ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $ 300,018              $ 176,218
                                                                                                   =========              =========


See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1994.

The condensed consolidated financial statements at June 30, 1995, and for the three and six month periods ended June 30, 1995 and 1994, have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by independent accountants, Ernst & Young LLP, and their report is included herein.

NOTE B - Accounting Change

Effective January 1, 1995, the company changed its method of inventory valuation under dollar value LIFO from LIFO double extension to LIFO link chain. Management believes that the LIFO link chain method is preferable because it is the predominate method used in the industry and will mitigate the impact of volume fluctuations on results of operations. The change in accounting method had no material effect on income for the three and six month periods ended June 30, 1995. It is not possible to determine the effect of the change on retained earnings as of January 1, 1995 or income as previously reported for the three and six month periods ended June 30, 1994.

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

NOTE D - Other Matters

The statements of income for the three and six month periods ended June 30, 1995, include a gain of $27,073,000, or $.48 per common share, from the sale of the company's Carbon Black business. The pre-tax gain of $41,651,000 is included in the caption "Other income-net".

The statements of income for the three and six month periods ended June 30, 1995, include income of $23,032,000, or $.40 per common share, as a result of settlements with certain of the company's insurance carriers, net of related legal and other costs. The settlements ended litigation with those carriers concerning whether policies they had issued covered certain environmental costs. The pre-tax income of $35,434,000 is included in the caption "Other income-net".

NOTE D - Other Matters - (con't)

The statement of income for the six month period ended June 30, 1995, includes a gain of $6,196,000, or $.11 per common share, from the sale of the company's
Battery Parts business. The pre-tax gain of $9,532,000 is included in the caption "Other income-net".

The statements of income for the three and six month periods ended June 30, 1994 include a gain of $3,133,000, or $.06 per common share, from the sale of the metal finishing and metalworking businesses of the company's Allied-Kelite subsidiary. The pre-tax gain of $4,820,000 is included in the caption "Other income-net".

NOTE E - Litigation and Environmental

The company has been notified, or is named as a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state, and local) and private actions associated with environmental matters, such as those relating to hazardous wastes. These actions seek remediation costs, penalties and/or damages for personal injury or damage to property or natural resources. As of June 30, 1995, the company had been identified as a PRP in connection with 41 sites which are subject to the federal Superfund Program under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The company has also been identified as a PRP in connection with 21 sites where state agencies have taken the lead role in overseeing site cleanup. With 11 exceptions, all the CERCLA and state controlled sites in which the company is involved are multi-party sites, and, in most cases, there are numerous other potentially responsible parties in addition to the company. CERCLA authorizes the federal government to remediate a Superfund site itself and to assess the costs against the responsible parties, or to order the responsible parties to remediate the site.

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

At June 30, 1995, the company's reserves for environmental remediation and compliance costs amounted to $88,492,000, reflecting Witco's estimate of the costs which will be incurred over an extended period of time in respect of these matters which are reasonably estimable.

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

The company is a defendant in three similar actions pending in California state courts, which arise out of the company's involvement in the polybutylene resin manufacturing business in the 1970's: East Bay Municipal Utility District v. Mobil Oil Co., et al.; filed in November 1993, and pending in Superior Court for the County of San Mateo, City of Santa Maria v. Shell Oil Co., et al.; filed in May 1994, and pending in Superior Court for the County of San Luis Obispo, and Nipomo Community Services District v. Shell Oil Co., et al.; filed in May 1995, and pending in Superior Court for the County of San Luis Obispo. The actions generally allege that the company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations include breach of warranty, fraud, strict liability, and breach of the California Unfair Practices Act.

The company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position.

                     Independent Accountants' Review Report


The Board of Directors
Witco Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Witco Corporation and Subsidiary Companies as of June 30, 1995, and the related condensed consolidated statements of income for the three-month and six month-periods ended June 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



                                        /s/ Ernst & Young LLP
                                            ERNST & YOUNG LLP


Stamford, Connecticut
August 10, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND A NALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND FINANCIAL RESOURCES

Cash and cash equivalents have increased since year-end primarily from the divestiture of the company's Diversified Products Segment for $146 million and to favorable exchange rate fluctuations, which added $10.9 million. The resources derived from these dispositions will be utilized in strengthening core businesses. The company is continuing its search for acquisition candidates which will expand its global reach.

In addition, accounts receivable increased $72.4 million principally due to record net sales and a structured settlement in connection with insurance coverage of certain environmental costs. The company anticipates that cash flow from operations will be sufficient to fund, for the foreseeable future, capital investments, dividend payments, commitments on environmental remediation projects, and operating requirements.

CAPITAL INVESTMENTS AND COMMITMENTS

Capital expenditures during the first six months of 1995 amounted to $49.1 million, as compared to $54 million during the same period of 1994. Capital expenditures for the year are expected to be comparable to last years record level of $107.4 million.

During the second quarter, the Board of Directors approved a major expansion of the company's organic peroxide facility located in Marshall, Texas. The investment of approximately $12.7 million will double the capacity for producing these products and, along with a recently completed expansion at this site, will enable the company to expand its leading position in North America and to meet growing product demands in Asia and Europe. The project is expected to be completed by the fourth quarter of 1996.

In addition, the Board also approved an expansion at its Mapleton, Illinois manufacturing facility. The plan for a new distillation unit will add to the existing capacity of a broad range of fatty acids, as well as more fully utilize the present assets of the plant. The expansion, for approximately $12.2 million, will enable the company to meet a steadily growing world demand for these products, and is scheduled to be completed by the fourth quarter of 1996.

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

RESULTS OF OPERATIONS

Net sales of $586.7 million for the second quarter of 1995 were $21.1 million greater than the comparable 1994 period. Higher shipment volume of approximately 3 percent caused sales to rise during this period. The 1995 effect of favorable exchange rates, attributable to a weakening of the U.S. dollar against many international currencies, offset the loss of approximately $18 million in 1994 sales due to the disposition of certain Diversified Products Segment businesses.

Net income, including non-recurring items, was $71.4 million for the second quarter of 1995, compared to net income of $32.4 million for the same quarter of 1994. Second quarter 1995 results included a gain of $27.1 million on the sale of the Concarb Division, which completed the divestiture of the company's Diversified Products Segment, and income of $23 million, net of related legal and other costs, from settlements covering environmental issues with certain of the company's insurers. Prior year second quarter results contained a $3.1 million gain on the sale of the company's Allied-Kelite operations. Before non-recurring items, net income for the second quarter of 1995 was $21.2 million, a decrease of $8 million from the $29.2 million recorded for the same period of 1994. These results were indicative of steep increases in raw material feedstock costs which were not totally absorbed through higher sales prices, resulting in a 3 percent erosion in gross profit margins.

Sales for the first six months of 1995 of $1,189.1 million were $70.1 million ahead of the same period of 1994. As noted for the quarter, current year sales were favorably affected by foreign currency exchange rates. The effect of the weaker U.S. dollar added approximately $36 million to current year sales, more than offsetting the $31 million decline in sales attributable to the divestiture of certain Diversified Products Segment businesses. Approximately $43 million of the increase in sales was due to higher sales prices, a reflection of increased raw material costs, while the remainder was principally attributable to a 2 percent rise in shipment volume.

Net income for the first six months of 1995 was $101.1 million, compared to $54.4 million for the corresponding period of 1994. In addition to the non-recurring items previously noted, current year results included a first quarter gain of $6.2 million from the disposition of the Battery Parts business. Excluding non-recurring items, net income for the six months ended June 30, 1995 of $44.8 million was 13 percent behind the prior year's net income of $51.3 million for the corresponding period. This decline was mainly attributable to a rise in material costs which the company has not been totally successful in recouping through higher selling prices, causing gross profit margins to decline approximately 2 percent.

Segment net sales and operating income for the second quarter and first six months of 1995 and 1994 are set forth in the following table. Income and expenses of a general nature are not allocated to industry segments in computing operating income. These include general corporate expenses, interest income and expense, and certain other income and expenses.

                                                   Three Months Ended                    Six Months Ended
                                                        June 30,                             June 30,
                                             --------------------------------   -----------------------------------
                                                   1995             1994              1995               1994
                                             ---------------  ---------------   ----------------   ----------------
Net Sales
     Chemical                                      $371.4            $337.3          $   753.8         $   672.0
     Petroleum                                      193.9             196.3              382.1             375.9
     Diversified products                            25.7              36.1               61.5              79.3
     Intersegment elimination                       (4.3)             (4.1)               (8.3)             (8.2)
                                             ---------------  ---------------   ----------------   ----------------
     Total Net Sales                               $586.7            $565.6           $1,189.1          $1,119.0
                                             ===============  ===============   ================   ================


Operating Income
     Chemical                                       $29.0             $34.9            $  63.5           $  66.4
     Petroleum                                        8.5              18.8               14.7              31.2
     Diversified products                            47.1               7.1               62.7              10.6
                                             ---------------  ---------------   ----------------   ----------------
     Total Operating Income                         $84.6             $60.8             $140.9            $108.2
                                             ===============  ===============   ================   ================

RESULTS OF OPERATIONS - (con't)

The contribution of the company's international operations to current year net sales and net income, excluding non-recurring items, continues to be ahead of 1994. International operations were responsible for 33 percent of net sales for both the second quarter and first six months of 1995, up 4 percent from the comparable periods of 1994. This trend remains the same after adjusting for the favorable effect that current year foreign currency exchange rates had on sales. The increase was more dramatic for operating income, excluding non-recurring items, increasing approximately 6 percent for both periods. International operations accounted for 40 percent and 38 percent of the current year's second quarter and first six months operating income, excluding non-recurring items, respectively.

CHEMICAL SEGMENT

Segment sales for the second quarter of 1995 were 10 percent ahead of sales for the same quarter of 1994. Half of the increase was attributable to favorable foreign currency exchange rates, while higher sales prices and a 2 percent increase in shipment volume accounted for the other 50 percent.

Chemical Segment operating income for the second quarter of 1995 slipped $5.9 million compared to the same quarter of the prior year. Spiraling raw material costs, which were only partially recovered through higher sales prices, were the major factor leading to each of the segment's operating groups reporting current quarter earnings that were lower than the previous year. A majority of the decline in segment earnings was attributable to the Oleo/Surfactants Group. The group was severely affected by increases in raw material feedstock costs for its products that ultimately go into the consumer market, where, due to extremely competitive marketplace conditions, margins dropped and shipment volume declined. Additional costs attributable to purchasing intermediates as a result of unplanned production outages also adversely affected the group's 1995 second quarter earnings. Production levels are expected to return to normal during the fourth quarter of 1995. The Polymer Additives Group's results from operations reflected a downturn in the housing and business construction markets and lower margins for tin stabilizers and barium and zinc based stabilizers. These latter products are being used as alternatives to cadmium containing stabilizers as a result of the company's June 1994 decision to withdraw from this business in the U.S. market. Earnings for the Resins Group were slightly below the prior year. Higher material costs resulted in lower reported earnings for each of the group's business units.

Net sales for the six months ended June 30, 1995 were $81.8 million higher than the corresponding period of the prior year. Higher sales prices and favorable foreign currency exchange rates equally accounted for approximately 80 percent of the increase in sales. A 3 percent increase in volume sold also had a favorable effect on sales.

Earnings from operations for the Chemical Segment for the first six months of 1995 were down 4 percent from the same period of 1994. Although segment earnings were down from 1994, the Resins Group reported higher earnings mainly on the strength of a 6 percent increase in shipment volume. All business units within the Resins Group performed well, surpassing 1994 levels. The largest shortfall in earnings was concentrated within the Oleo/Surfactants Group. As noted for the quarter, the competitive climate surrounding products going into the consumer marketplace and the added costs of purchasing intermediate products severely affected the group's current year earnings. This was partially offset by sustained growth in the profitability of the Oilfield Surfactants business, attributable to higher sales volume. Operating earnings were down in the Polymer Additives Group due to fewer housing starts, less business construction and the lower margins for tin and non-cadmium based stabilizer alternative products.

PETROLEUM SEGMENT

The Petroleum Segment's 1995 second quarter sales were slightly behind sales for the same period of 1994, decreasing 1 percent. Although shipment volume was up 4 percent from the preceding year, product sales mix caused overall sales to decline.

PETROLEUM SEGMENT - (con't)

Segment operating earnings dropped $10.3 million from the second quarter of 1994 to the second quarter of 1995. Both of the segment's operating groups were responsible for the disappointing results. The Petroleum Specialties Group's operating earnings for the quarter were adversely affected by a tight supply of key white oil feedstocks, caused by plant turnarounds at major producers, and continued start up costs associated with the group's Extracted Sulfonic Acid Unit in Gretna, Louisiana and Calcium Sulfonates Plant in Amsterdam, Holland. The feedstock shortage resulted in higher prices being paid for alternative, sometimes lower yield, products and missed sales opportunities. Operating income for the Lubricants Group was also well below the earnings reported in 1994. Higher feedstock, additive and packaging costs continue to plague the group during the current quarter eroding material margins. Adding to the group's problems, inventory storage constraints for asphalt products resulting from a weather delayed paving season, at a time when crude oil feedstock costs were up and demand sensitive sales prices were down, forced the group to sell at prices below cost.

Sales rose $6.2 million, or 2 percent, for the first six months of 1995, compared to the same period of 1994. A 1 percent increase in sales volume and, to a lesser extent, higher prices and product mix accounted for the improvement in sales.

Operating income for the Petroleum Segment for the first six months of 1995 was approximately one-half of what it was for the corresponding six months of 1994. The reported results for both of the segment's operating groups were down considerably from 1994. A deterioration of material margins, resulting from the inability to raise selling prices proportionately to current year increases in material and packaging costs, weighed heavily on the Lubricants Group's 1995 earnings. Additionally, the group's current year operating results were adversely affected by losses on asphalt sales and a decrease in shipment volume of branded lubricant products which followed an overall market decline. The Petroleum Specialties Group's decline in operating earnings was attributable to a White Oil feedstock shortage and start up costs. Second quarter supply shortages of key White Oil feedstocks, coupled with a shutdown for catalyst replacement at the group's Petrolia, Pennsylvania facility, necessitated purchasing more expensive alternative materials to satisfy minimum customer requirements. The shortage also resulted in deferring sales, where possible, and in some cases not pursuing potential sales opportunities. Although start up costs burdened the group during the first half of 1995, both units are expected to become fully operational later this year.

DIVERSIFIED PRODUCTS SEGMENT

The company completed its Diversified Products Segment divestiture program with the sale of the Concarb Division on June 30, 1995. Segment results included a $41.7 million gain from the sale of this business.

Concarb's second quarter and first six months of 1995 net sales and operating income grew substantially compared to the corresponding periods of 1994.

OUTLOOK

In the near future the company expects relief from escalating raw material prices and sees signs that the availability of white oil feedstocks will return to normal levels. This, combined with a continued focus to recoup past material cost increases through higher sales prices, should restore profit margins to more traditional levels. A greater sense of urgency has been placed on cost improvement programs, as evidenced by recently enacted initiatives, including a workforce reduction, within the Lubricants Group. The consolidation of manufacturing operations through possible plant closures is also under review.

Management is confident that its strategic plan of divestiture, acquisition, consolidation, concentration on core competencies, and cost improvement will result in long term global growth and improved earnings.

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

            The company has been notified, or is named as a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state, and local) and private actions associated with environmental matters, such as those relating to hazardous wastes. These actions seek remediation costs, penalties and/or damages for personal injury or damage to property or natural resources. As of June 30, 1995, the company had been identified as a PRP in connection with 41 sites which are subject to the federal Superfund Program under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The company has also been identified as a PRP in connection with 21 sites where state agencies have taken the lead role in overseeing site cleanup. With 11 exceptions, all the CERCLA and state controlled sites in which the company is involved are multi-party sites, and , in most cases, there are numerous other potentially responsible parties in addition to the company. CERCLA authorizes the federal government to remediate a Superfund site itself and to assess the costs against the responsible parties, or to order the responsible parties to remediate the site.

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

            The company was a defendant in a case filed in October 1992 by the United States Department of Justice on behalf of the United States Environmental Protection Agency styled United States v. Witco, et al. in the United States District Court for the Eastern District of California. The United States alleged that the company violated the Clean Air Act, the Safe Water Drinking Act, and the Resource Conservation and Recovery Act in connection with certain activities at its Oildale, California, refinery. The company entered a consent decree settling this action in which the company neither admited nor denied liability. Under the terms of the decree, Witco and a third party jointly paid a civil penalty of $700,000, and Witco agreed to, among other things: (i) make certain modifications to existing equipment in the refinery, and install certain new equipment; (ii) close deep injection wells on an agreed timetable; (iii) install a storm water and wastewater treatment facility at the refinery; and,
            (iv) complete a site evaluation at the location of the refinery and adjacent properties.

            The company is a defendant in three similar actions pending in California state courts, which arise out of the company's involvement in the polybutylene resin manufacturing business in the 1970's: East Bay Municipal Utility District v. Mobil Oil Co., et al.; filed in November 1993, and pending in Superior Court for the County of San Mateo, City of Santa Maria v. Shell Oil Co., et al.; filed in May 1994, and pending in Superior Court for the County of San Luis Obispo, and Nipomo Community Services District v. Shell Oil Co., et al.; filed in May 1995, and pending in Superior Court for the County of San Luis Obispo. The actions generally allege that the company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations include breach of warranty, fraud, strict liability, and breach of the California Unfair Practices Act.

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

           (b) The company's shareholders elected five directors at said Annual Meeting, one for a term expiring in 1996 and four for terms expiring in 1998, as follows:

                                                              VOTES
                                                  ------------------------------
                                                     FOR               WITHHELD
                                                  ----------           ---------

               William J. Ashe                    49,804,570           276,894
               William G. Burns                   49,882,650           198,814
               William E. Mahoney                 49,846,700           234,764
               L. John  Polite, Jr.               49,807,538           273,926
               William Wishnick                   49,845,114           236,350

               Mr. Ashe will be serving a one-year term expiring in 1996 as he will be reaching the mandatory retirement age for members of the Board. Messrs. Burns, Mahoney, Polite and Wishnick were elected for terms expiring in 1998. Under the Board's current retirement policy, it is anticipated that Mr. Polite will serve two years of his three year term.

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



           (b) Reports on Form 8-K

               There were no reports on Form 8-K for the three months ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WITCO CORPORATION
                                     -----------------
                                     (Registrant)




                                     /s/     Michael D. Fullwood
Date:    August 11, 1995             ____________________________________
                                     Michael D. Fullwood
                                     Executive Vice President and
                                       Chief Financial Officer



                                     /s/      Dustan E. McCoy
Date:    August 11, 1995             ____________________________________
                                     Dustan E. McCoy
                                     Vice President - General Counsel and
                                       Corporate Secretary