Form 10-Q
period 1995-09-30
WITCO CORP
filed 1995-11-14
CIK 107889

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

Commission File Number  1-4654

                                WITCO CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                              13-1870000
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

One American Lane, Greenwich, Connecticut                             06831-2559
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (203) 552-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  [ X ]       NO  [   ]

The number of shares of common stock outstanding is as follows:

         Class                                   Outstanding at October 31, 1995
         -----                                   -------------------------------

Common Stock - $5 par value                                  56,433,979

                                WITCO CORPORATION

                                    FORM 10-Q

                               September 30, 1995

                        CONTENTS                                            PAGE
                                                                            ----

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed consolidated balance sheets at September 30, 1995
          and December 31, 1994                                               2

          Condensed consolidated statements of income for the three
          and nine months ended September 30, 1995 and 1994                   3

          Condensed consolidated statements of cash flows for the
          nine months ended September 30, 1995 and 1994                       4

          Notes to condensed consolidated financial statements                5

          Independent accountants' report on review of interim

          financial information                                               8

 Item 2.  Management's Discussion and Analysis of Financial

          Condition and Results of Operations                                 9

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings                                                  13

 Item 5.  Other Information                                                  14

 Item 6.  Exhibits and Reports on Form 8-K                                   14

PART I.FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                                         WITCO CORPORATION AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (In Thousands Except Per Share Data)

                                                                            September 30,                       December 31,
                                                                                1995                              1994 (a)
                                                                           ---------------                     --------------
                                                                             (Unaudited)

ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                                $  307,084                        $  197,173
     Accounts and notes receivable-net                                           361,937                           395,547
     Inventories
       Raw materials and supplies                              $  79,740                         $  96,939
       Finished goods                                            146,046         225,786           161,433         258,372
                                                                 -------                           -------
     Prepaid and other current assets                                             42,845                            45,737
                                                                              ----------                        ----------
         TOTAL CURRENT ASSETS                                                    937,652                           896,829
                                                                              ----------                        ----------
   PROPERTY, PLANT, AND EQUIPMENT -
     less accumulated depreciation
     of $567,749 and $696,043                                                    573,619                           719,966

   INTANGIBLE ASSETS - less accumulated
     amortization of $55,212 and $43,760                                         194,561                           191,422
   OTHER ASSETS                                                                  111,675                           111,128
   NET ASSETS OF DISCONTINUED OPERATIONS                                         167,079                              --
                                                                              ----------                        ----------
         TOTAL ASSETS                                                         $1,984,586                        $1,919,345
                                                                              ==========                        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Notes and loans payable                                                  $    7,104                        $    1,795
     Accounts payable and other current liabilities                              300,821                           343,414
                                                                              ----------                        ----------
       TOTAL CURRENT LIABILITIES                                                 307,925                           345,209
                                                                              ----------                        ----------
   LONG-TERM DEBT                                                                345,365                           346,545
   DEFERRED FEDERAL AND FOREIGN INCOME TAXES                                      66,246                            81,354
   DEFERRED CREDITS AND OTHER LIABILITIES                                        216,643                           206,231
   SHAREHOLDERS' EQUITY
     $2.65 Cumulative Convertible Preferred Stock,
       par value $1 per share
       Authorized - 14 shares
       Issued and outstanding - 7 shares                                               7                                 7
     Common Stock, par value $5 per share
       Authorized - 100,000 shares
       Issued - 56,434 and 56,312 shares                                         282,170                           281,561
     Capital in excess of par value                                              131,080                           127,643
     Equity adjustments:
       Foreign currency translation                                               22,276                            (1,481)
       Pensions                                                                   (2,063)                           (2,446)
     Retained earnings                                                           614,937                           537,199
     Less cost of 165 shares of common
       stock in treasury                                                            --                              (2,477)
                                                                              ----------                        ----------
       TOTAL SHAREHOLDERS' EQUITY                                              1,048,407                           940,006
                                                                              ----------                        ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $1,984,586                        $1,919,345
                                                                              ==========                        ==========

(a) The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date.

See accompanying notes.
                                        2

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                    September 30,
                                                        ------------------------------     ----------------------------
                                                            1995                1994           1995              1994
                                                        -----------          ---------     -----------         --------
                                                                       (In Thousands Except Per Share Data)

REVENUES
   Net sales                                             $ 441,902          $  457,388     $1,449,085        $1,389,804
   Interest                                                  5,074               2,500         11,204             7,149
                                                         ---------          ----------     ----------        ----------
                                                           446,976             459,888      1,460,289         1,396,953
                                                         ---------          ----------     ----------        ----------

COSTS AND EXPENSES
   Cost of goods sold (exclusive of depreciation
       and amortization)                                   347,442             357,071      1,134,166         1,070,459
   Selling and administrative expenses                      45,351              44,927        139,665           141,322
   Depreciation and amortization                            22,523              21,572         70,909            66,822
   Interest                                                  9,402               7,125         26,146            21,965
   Other income - net                                       (8,502)             (4,083)       (94,702)           (9,300)
                                                         ---------          ----------     ----------        ----------
                                                           416,216             426,612      1,276,184         1,291,268
                                                         ---------          ----------     ----------        ----------

INCOME FROM CONTINUING OPERATIONS
BEFORE FEDERAL AND FOREIGN
INCOME TAXES                                                30,760              33,276        184,105           105,685

FEDERAL AND FOREIGN INCOME TAXES                            11,316              10,620         65,370            35,917
                                                         ---------          ----------     ----------        ----------
INCOME FROM CONTINUING OPERATIONS                           19,444              22,656        118,735            69,768

INCOME FROM DISCONTINUED OPERATIONS -
  (NET OF INCOME TAXES OF $2,657, $2,379,
  $3,751 AND $6,386)                                         4,466               4,342          6,304            11,653
                                                         ---------          ----------     ----------        ----------
NET INCOME                                               $  23,910          $   26,998     $  125,039        $   81,421
                                                         =========          ==========     ==========        ==========

PER COMMON SHARE:  PRIMARY
   Income From Continuing Operations                          $.34                $.40          $2.10             $1.25
   Income from Discontinued Operations -
     net of income taxes                                       .08                 .08            .11               .21
                                                              ----                ----          -----             -----
   Net Income                                                 $.42                $.48          $2.21             $1.46
                                                              ====                ====          =====             =====

PER COMMON SHARE: FULLY DILUTED
   Income from Continuing Operations                          $.34                $.40          $2.08             $1.25
   Income from Discontinued Operations -
     net of income taxes                                       .08                 .08            .11               .21
                                                              ----                ----          -----             -----
   Net Income                                                 $.42                $.48          $2.19             $1.46
                                                              ====                ====          =====             =====

   Dividends declared                                         $.28                $.28           $.84              $.78
                                                              ====                ====          =====             =====

Weighted average number of common shares
   and equivalents - primary                                56,861              56,383         56,542            56,389
                                                            ======              ======         ======            ======



See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                           --------------------------------
                                                                                1995                 1994
                                                                           -----------          -----------
                                                                                      (In Thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $   74,450           $   87,052
                                                                            ----------           ----------

INVESTING ACTIVITIES

    Expenditures for property, plant, and equipment                            (73,615)             (82,653)
    Proceeds from dispositions                                                 146,026               24,194
    Other investing activities                                                  (5,187)               2,384
                                                                            ----------           ----------
       Net Cash Provided by (Used in) Investing Activities                      67,224              (56,075)
                                                                            ----------           ----------

FINANCING ACTIVITIES

    Dividends paid                                                             (47,220)             (39,294)
    Other financing activities                                                   6,528               (1,080)
                                                                            ----------           ----------
       Net Cash Used in Financing Activities                                   (40,692)             (40,374)
                                                                            ----------           ----------

Effects of Exchange Rate Changes on Cash and Cash Equivalents                    8,929                8,665
                                                                            ----------           ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               109,911                 (732)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               197,173              183,050
                                                                            ----------           ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  307,084           $  182,318
                                                                            ==========           ==========




See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1994.

The condensed consolidated financial statements at September 30, 1995, and for the three and nine month periods ended September 30, 1995 and 1994, have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by independent accountants, Ernst & Young LLP, and their report is included herein.

NOTE B - Accounting Change

Effective January 1, 1995, the company changed its method of inventory valuation under dollar value LIFO from LIFO double extension to LIFO link chain. Management believes that the LIFO link chain method is preferable because it is the predominate method used in the industry and will mitigate the impact of volume fluctuations on results of operations. The change in accounting method had no material effect on income for the three and nine month periods ended September 30, 1995. It is not possible to determine the effect of the change on retained earnings as of January 1, 1995 or income as previously reported for the three and nine month periods ended September 30, 1994.

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

NOTE D - Subsequent Event

On October 19, 1995, the company acquired OSi Specialties Holding Company and its wholly owned subsidiary, OSi Specialties, Inc., from an investor group led by DLJ Merchant Banking Partners, L.P. in a cash transaction which values 100 percent of OSi's equity at $486 million. OSi manufactures a full line of silicone surfactants, amine catalysts, organofunctional silanes and specialty fluids at key manufacturing facilities in the United States, Belgium, Italy and Brazil. The acquisition was financed with cash-on-hand, and short-term bank loans of $375 million under a credit agreement totalling $675 million with a consortium of banks. The acquisition will be accounted for as a purchase.

NOTE D - Subsequent Event (con't)

In addition, the company has offered to purchase for cash any and all of OSi's 11 1/2% Senior Secured Discount Debentures due 2004 and any and all of OSi Specialties 9 1/4% Senior Subordinated Notes due 2003 for $875.26 per $1,000 in principal amount of the Debentures and $1,121.83 per $1,000 in principal amount of the Notes, plus accrued interest and unpaid interest to the payment date. A 100% acceptance of this offering would equate to a total cost of approximately $280 million. In conjunction with the Offer to Purchase, the company is soliciting consents to eliminate substantially all the restrictive covenants contained in each indenture. The company will fund the acquisition of the Debentures and Notes with additional short-term bank loans available under the $675 million credit agreement.

The company intends to replace all or part of these short-term bank loans with long-term financing in the public markets.

NOTE E - Discontinued Operations

On September 11, 1995, the company announced its intention to divest its Lubricants Group. The Board of Directors has approved a plan and retained an investment banking firm to assist in the disposal of these operations with a target date of mid 1996. These operations are reflected as discontinued operations for all periods presented in the company's income statements and as net assets of discontinued operations in the September 30, 1995 balance sheet. Cash flow from these operations for the nine months ended September 30, 1995 is approximately $3,712,000. Total revenues for the nine month periods ended September 30, 1995 and 1994 were $281,939,000 and $293,384,000, respectively.

A summary of net assets of discontinued operations as of September 30, 1995 are as follows:

Accounts and notes receivable - net                                   $  61,821
Inventories                                                              36,257
Property, plant, and equipment - net                                    112,546
Accounts payable and other current liabilities                          (34,311)
Other assets and liabilities - net                                       (9,234)
                                                                       --------
   Net assets of discontinued operations                               $167,079
                                                                       ========

NOTE F - Other Matters

The  statements of income for the three and nine month  periods ended  September
30, 1995, include income of $4,700,000, or $.08 per common share, and $27,732,000, or $.48 per common share, respectively, as a result of settlements with certain of the company's insurance carriers, net of related legal and other costs. The settlements ended litigation with those carriers concerning whether policies they had issued covered certain environmental costs. The pre-tax income of $7,230,000 for the three month period, and $42,664,000 for the nine month period, are included in the caption "Other income-net".

The statement of income for the nine month period ended September 30, 1995, includes a gain of $27,073,000, or $.48 per common share, from the sale of the company's Carbon Black business. The pre-tax gain of $41,651,000 is included in the caption "Other income-net".

The statement of income for the nine month period ended September 30, 1995, includes a gain of $6,196,000, or $.11 per common share, from the sale of the company's Battery Parts business. The pre-tax gain of $9,532,000 is included in the caption "Other income-net".

NOTE F- Other Matters (con't)

The statement of income for the nine month period ended September 30, 1994, includes a gain of $3,133,000, or $.06 per common share, from the sale of the metal finishing and metalworking businesses of the company's Allied-Kelite subsidiary. The pre-tax gain of $4,820,000 is included in the caption "Other income-net".

NOTE G - Litigation and Environmental

The company has been notified, or is named as a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state, and local) and private actions associated with environmental matters, such as those relating to hazardous wastes. These actions seek remediation costs, penalties and/or damages for personal injury or damage to property or natural resources. As of September 30, 1995, the company had been identified as a PRP in connection with 42 sites which are subject to the federal Superfund Program under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The company has also been identified as a PRP in connection with 23 sites where state agencies have taken the lead role in overseeing site investigation or cleanup. With 11 exceptions, all the CERCLA and state controlled sites in which the company is involved are multi-party sites, and, in most cases, there are numerous other potentially responsible parties in addition to the company. CERCLA authorizes the federal government to remediate a Superfund site itself and to assess the costs against the responsible parties, or to order the responsible parties to remediate the site.

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

At September 30, 1995, the company's reserves for environmental remediation and compliance costs amounted to $85,843,000 reflecting Witco's estimate of the costs which will be incurred over an extended period of time in respect of these matters which are reasonably estimable.

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

                     Independent Accountants' Review Report

The Board of Directors
Witco Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Witco Corporation and Subsidiary Companies as of September 30, 1995, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

Stamford, Connecticut
November 10, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

Cash and cash equivalents have increased since year end primarily as a result of the completion of the divestiture of the company's Diversified Products Segment for $146 million and favorable exchange rate fluctuations, which added $8.9 million. Proceeds of $20 million were also received from a structured settlement agreement in connection with insurance coverage of certain environmental costs. In addition, accounts receivable increased $51.3 million, primarily the result of higher net sales.

On October 19, 1995, the company acquired OSi Specialties Holding Company for approximately $486 million. To finance the acquisition, the company will utilize existing cash-on-hand, and short-term financing of $375 million under a one year credit agreement totalling $675 million with a consortium of banks. On November 6, 1995, the company commenced offers to purchase for cash any and all of the outstanding 11 1/2% debentures and 9 1/4% notes of OSi and its primary operating subsidiaries. If the company acquires all of the debentures and notes in the offering, the total cost will be approximately $280 million. The company will fund the acquisition of the debentures and notes through additional borrowings under the credit agreement. Refer to Note D to the Condensed Consolidated Financial Statements for further information.

CAPITAL INVESTMENTS AND COMMITMENTS

Capital expenditures during the first nine months of 1995 amounted to $73.6 million, as compared to $82.7 million during the same period of 1994. The company anticipates that capital expenditures for 1995 will approximate $100 million.

The company also acquired through its 53.5% owned subsidiary in the United Kingdom, Baxenden Chemicals Ltd., the prepolymers business of Akcros Chemicals. The purchase included technology, tradenames, manufacturing equipment and inventory. Baxenden is a major European producer of polyurethane prepolymers and specialty isocyanates used in the manufacture of coatings, adhesives, sealants and textile treatments.

The acquisition of OSi will not only add strategic research and development capabilities along with a full line of silicone surfactants, amine catalysts, organofunctional silanes and specialty fluids, but provides the base for acceleration of growth of the company's existing products in Asia, South America and Eastern Europe. During 1996, the company will be committed to the successful integration of this acquisition.

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

DISCONTINUED OPERATIONS

On September 11, 1995, the company announced its intention to divest its Lubricants Group. As of September 30, 1995, the company restated its income statements and the September 30, 1995 balance sheet to reflect the classification of its Lubricants Group as discontinued operations. See Note E to the Condensed Consolidated Financial Statements for further information.

RESULTS OF CONTINUING OPERATIONS

Third quarter sales of $441.9 million were 3 percent behind the same quarter of 1994. The absence of the Diversified Product Segment caused sales to decline $28.8 million. This decline was partially offset by improved Chemical Segment sales which rose $13.7 million due primarily to favorable foreign currency exchange rates, coupled with increased sales prices.

Net Income of $19.4 million for the current quarter included a non-recurring gain of $4.7 million from settlements with certain of the company's insurers, net of related legal and other costs, ending litigation with those carriers concerning coverage of certain environmental costs. Excluding the non-recurring gain, third quarter 1995 net income was $7.9 million below the $22.7 million recorded during the same quarter of 1994. The company continues to experience an erosion in gross profit margins resulting from higher raw material costs which cannot be fully passed through in increased sales prices. Lower margins, combined with a decline in net sales, accounted for approximately half of the shortfall in earnings, before the non-recurring gain. The balance of the decline results from the reduction in "Other income - net", excluding the non-recurring gain, on the Condensed Consolidated Statements of Income, and an increase in the effective tax rate attributable to the mix of subsidiary pre-tax earnings together with a prior year release of income tax reserves that were no longer needed. The decrease in other income resulted from recording in 1994 a gain on an insurance settlement and a reduction of various reserves that were adjusted based upon favorable experience. Although offsetting, both interest income and interest expense rose sharply during the current quarter compared to the third quarter of 1994. The investment at higher interest rates of additional funds that became available from the completion of the divestiture of the Diversified Products Segment generated greater interest income, while unfavorable international interest rates caused interest expense to rise.

Sales for the first nine  months of 1995 of  $1,449.1  million  increased  $59.3 million over the same period of 1994, despite a $46.5 million decline attributable to the Diversified Products Segment, the divestiture of which was completed during the second quarter of 1995. Sales for the Chemical and Petroleum segments rose 8 percent on higher sales prices and favorable foreign currency exchange rates. While volume remained flat, sales prices were raised in an attempt to recover the higher costs of raw materials.

Net income for the nine months ended September 30, 1995 was $118.7 million compared to $69.8 million for the same period of 1994. The inclusion of significant non-recurring items in both periods affect comparison. Current year results include $33.3 million for the gain on the disposition of businesses and $27.7 million resulting from settlements with certain of the company's insurers, net of related legal and other costs, while 1994 results benefited from the disposition of a business that resulted in a gain of $3.1 million. Excluding non-recurring items, net income for the first nine months of 1995 of $57.7 million was $8.9 million lower than the corresponding nine months of 1994. Of this decline, approximately 50 percent can be attributed to margin erosion, partly offset by the higher reported net sales. Competitive pressures in many of the company's key markets have made it difficult to raise sales prices to the level necessary to recover increased raw material costs, causing gross profit margins to lag 1 to 2 percent behind the prior year. In addition, the third quarter decline in other income and the change in income taxes, previously noted, contributed to the decline in current year reported net income. Interest income and interest expense rose by offsetting amounts during the nine month period. Additional funds invested at more favorable rates caused interest income to rise, while interest expense increased due primarily to higher international interest rates.

Segment net sales and operating income for the third quarter and first nine months of 1995 and 1994 are set forth in the following table. Income and expenses of a general nature are not allocated to industry segments in computing operating income. These include general corporate expenses, interest income and expense, and certain other income and expenses.

RESULTS OF CONTINUING OPERATIONS - (con't)

                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                       September 30,
                                             --------------------------------  ------------------------------------
                                                  1995              1994              1995               1994
                                             ---------------  ---------------   ----------------   ----------------
Net Sales
     Chemical                                      $349.5            $335.8           $1,102.7          $1,007.2
     Petroleum                                       95.9              96.2              295.9             285.0
     Diversified products                              --              28.8               61.5             107.9
     Intersegment elimination                        (3.5)             (3.4)             (11.0)            (10.3)
                                             --------------  ----------------   ----------------   ----------------
     Total Net Sales                               $441.9            $457.4           $1,449.1          $1,389.8
                                             ===============  ===============   ================   ================

Operating Income
     Chemical                                       $26.9             $27.1            $  87.0           $  91.3
     Petroleum                                        7.4               8.8               22.1              32.0
     Diversified products                              --               1.2               62.7              11.4
                                             --------------  ----------------   ----------------   ----------------
     Total Operating Income                         $34.3             $37.1             $171.8            $134.7
                                             ===============  ===============   ================   ================

The company's international operations account for a greater portion of both sales and operating income as a result of the company's Lubricants Group, primarily a domestic business, being reflected as a discontinued operation (excluded from industry segment and geographic area data) and the divestiture of the Diversified Products Segment, a domestic business.

International sales and operating income were up from the prior year, mainly as a result of favorable foreign currency exchange rates, while domestic sales and operating income, excluding non-recurring items, were below prior year levels. The company's international operations were responsible for 41 percent of sales and 50 percent of operating income, excluding the Diversified Products Segment and non-recurring items, for the first nine months of the current year as compared to 38 percent and 42 percent, respectively, for the corresponding period of 1994. The geographic mix for the third quarter was comparable with the nine months percentages for both years.

CHEMICAL SEGMENT

Segment third quarter 1995 sales of $349.5 million were $13.7 million greater than the same quarter of 1994. Favorable international currency exchange rates accounted for approximately two-thirds of the higher sales with the balance due to higher sales prices, partly offset by a 2 percent decline in volume.

Third quarter 1995 operating income of $26.9 million for the Chemical Segment was comparable to the operating income reported for the same quarter of 1994. Current quarter earnings of the Polymer Additives Group were behind those reported in 1994. Income was down in the group's Vinyl business as a result of a downturn in the housing and business construction markets and lower material margins resulting from increased raw material costs and the use of higher priced feedstocks to produce alternatives to cadmium based stabilizers. The company made a decision in June 1994 to deplete its remaining stock of these stabilizers and then exit the U.S. market. The Oleo/Surfactants Group reported an increase in operating earnings. The increase was attributable to a modest improvement in shipment volume and cost savings initiatives, including the consolidation of sales functions that resulted in the closure of regional sales offices, partly offset by additional costs attributable to the purchase of intermediate products necessitated by unplanned production outages. Resin Group current quarter earnings were up over 1994, principally reflecting a change in product sales mix within the Epoxy/Hardeners business to a higher concentration of specialty products.

Segment sales for the nine months ended September 30, 1995 were $1,102.7 million, an increase of $95.5 million compared to the same period of 1994. The weakening of the U.S. dollar against many international currencies, particularly the German mark, added approximately $38 million to current year sales. Sales were also favorably affected by higher selling prices and a 1 percent increase in shipment volume.

Chemical Segment operating income for the first nine months of 1995 of $87 million was $4.3 million lower than the same period of the prior year. The group as a whole continues to experience difficulties in fully recovering increased raw material feedstock costs through higher sales prices due to competitive marketplace conditions. The Oleo/Surfactants Group and Polymer Additives Group shared equally in the segment's lower earnings, while the Resins Group continues to report operating income that exceeds the prior year. Higher raw material feedstock costs and extremely competitive market conditions have caused the Oleo/Surfactants earnings to decline. Products that ultimately reach the

CHEMICAL SEGMENT - (con't)

consumer market have been the most adversely affected, where shipment volume is down and margins have eroded. Unexpected production outages have forced the group to purchase intermediate products to meet customer demand, which lowered group earnings. It is expected that production levels will return to normal during the fourth quarter of 1995. The Polymer Additives Group's earnings continue to reflect the effect of the slowdown in the overall construction industry, current year increases in raw material costs and the higher prices paid for cadmium alternative feedstocks. The group's German operations reported an improvement in operating earnings, benefiting from a dollar that weakened against the German mark. Resins Group operating earnings were up compared to 1994. The group benefited from a 3 percent increase in shipment volume, the recovery of increased raw material costs through higher sales prices, and a favorable sales mix of specialty versus commodity products.

PETROLEUM SEGMENT

Commencing with the current quarter, the Petroleum Segment consists solely of the Petroleum Specialties Group. This was a result of the company's decision to sell the Lubricants Group, which operating results have been reported as discontinued operations.

Segment sales for the third quarter 1995 of $95.9 million were $.3 million lower than the same quarter of 1994. The effect of a favorable rate of currency exchange against the Dutch guilder was offset by a 3 percent decline in shipment volume.

Operating income for this segment was $7.4 million for the third quarter of 1995 compared to $8.8 million for the corresponding quarter of 1994. Costs associated with start up inefficiencies and the commencement of depreciation charges for two major capital projects continue to hold down current year earnings. Feedstock shortages have also affected earnings through higher costs for alternative products and lost sales.

Compared to the same period of 1994, current year segment sales for the first nine months of 1995 rose 4 percent to $295.9 million. The increase was primarily attributable to a favorable foreign currency exchange rate and higher selling prices, partly offset by a 1 percent decline in volume shipped.

Petroleum Segment operating income for the nine months ended September 30, 1995 of $22.1 million, was $9.9 million below the same nine month period of 1994. Shortages of key raw material feedstocks at various times throughout 1995, costs associated with the start up of the group's Extracted Sulfonic Acid Unit in the U.S. and Calcium Sulfonates Plant in Holland, and lower shipment volume were the major factors leading to the decline in reported earnings. The lack of available feedstocks resulted in lost sales opportunities and higher prices paid for substituted, sometimes lower yield, raw materials.

DIVERSIFIED PRODUCTS SEGMENT

The divestiture of the Diversified Products Segment was completed during the second quarter of 1995. Segment operating earnings for the first nine months of 1995 and 1994 included gains of $51.2 million and $4.8 million, respectively, from the sale of the segment's businesses.

OUTLOOK

The company continues the implementation of the strategy of becoming more focused as a specialty chemical and petroleum product manufacturer and marketer. The acquisition of OSi Specialties and the divestiture of the Lubricants Group are important steps in this strategic implementation. The company has also completed a program to cut costs in several areas, including $4.7 million in annual salary costs. In addition, the company continues to review the possibility of consolidating manufacturing operations through plant closures. The primary factor which will influence the likelihood that the company can increase earnings in the coming quarter and year is the ability of the company to increase product margins through reducing raw material costs, increasing product sales prices, or a combination of the two.

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

            The company has been notified, or is named as a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state, and local) and private actions associated with environmental matters, such as those relating to hazardous wastes. These actions seek remediation costs, penalties and/or damages for personal injury or damage to property or natural resources. As of September 30, 1995, the company had been identified as a PRP in connection with 42 sites which are subject to the federal Superfund Program under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The company has also been identified as a PRP in connection with 23 sites where state agencies have taken the lead role in overseeing site investigation or cleanup. With 11 exceptions, all the CERCLA and state controlled sites in which the company is involved are multi-party sites, and, in most cases, there are numerous other potentially responsible parties in addition to the company. CERCLA authorizes the federal government to remediate a Superfund site itself and to assess the costs against the responsible parties, or to order the responsible parties to remediate the site.

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

ITEM 5.    Other Information

           On October 19, 1995, the company acquired OSi Specialties Holding Company and its wholly owned subsidiary, OSi Specialties, Inc., from an investor group led by DLJ Merchant Banking Partners, L.P. in a cash transaction which values 100 percent of OSi's equity at $486 million. The acquisition will be accounted for as a purchase. The purchase price was determined by submitting a competitive bid to DLJ along with other interested parties.

           To finance the acquisition, the company will utilize cash-on-hand, and short-term financing of $375 million under a one year credit agreement with a syndicate of 10 banks with the Morgan Guaranty Trust Company of New York, as agent. The credit agreement, which contains the customary covenants inherent in such agreements, is for a total of $675 million of which $375 million was utilized for the acquisition.

           In addition, the company has offered to purchase for cash any and all of OSi's 11 1/2% Senior Secured Discount Debentures due 2004 and any and all of OSi Specialties 9 1/4% Senior Subordinated Notes due 2003 for $875.26 per $1,000 in principal amount of the Debentures and $1,121.83 per $1,000 in principal amount of the Notes, plus accrued interest and unpaid interest to the payment date. A 100% acceptance of this offering would equate to a total cost of approximately $280 million. In conjunction with the Offer to Purchase, the company is soliciting consents to eliminate substantially all the restrictive covenants contained in each indenture. The company will fund the acquisition of the Debentures and Notes with additional short-term bank loans available under the $675 million credit agreement.

           The company intends to replace all or part of these short-term loans with long-term financing in the public markets.

           The assets of the acquired business include property, plant, and equipment which are used to manufacture silicone surfactants, amine catalysts, organofunctional silanes and specialty fluids. OSi has manufacturing facilities in the United States, Europe and South America with 1994 sales of approximately $400 million. The company intends to continue to operate the business acquired.

           It is not practical to provide the required financial statements with this filing; therefore, such statements will be filed under cover of Form 8-K/A as soon as practicable, but not later than January 2, 1996.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

                 2 (a) Agreement and Plan of Merger dated as of September 10, 1995 filed with Form 8-K dated September 25, 1995

                 2 (b) Amendment dated as of October 18, 1995 filed with Form 8-K dated October 31, 1995

                 4       Not applicable

                10 Credit Agreement dated as of October 18, 1995 filed with Form 8-K dated October 31, 1995

                11       Statement re computation of per share earnings

                15       Letter re unaudited interim financial information

                18       Not applicable

                19       Not applicable

                22       Not applicable

                23       Not applicable

                24       Not applicable

                27       Financial Data Schedule

           (b) Reports on Form 8-K

               The company filed two Current Reports on Form 8-K, the first dated September 25, 1995, pertained to the agreement for the sale to Witco of OSi Specialties Holding Company and the second dated October 31, 1995, pertained to the closing of the acquisition.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WITCO CORPORATION
                                        (Registrant)

Date: November 10, 1995                 /s/ MICHAEL D. FULLWOOD
                                        ---------------------------------------
                                            Michael D. Fullwood
                                            Executive Vice President and
                                               Chief Financial Officer


Date: November 10, 1995                 /s/ DUSTAN E. MCCOY
                                        ---------------------------------------
                                            Dustan E. McCoy
                                            Vice President - General Counsel
                                              and Corporate Secretary