Form 10-K405
period 1995-12-31
WITCO CORP
filed 1996-03-20
CIK 107889

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995           COMMISSION FILE NO. 1-4654

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

Common Stock -- $5 Par Value                                              New York Stock Exchange
Rights to Purchase Series A Participating                                 New York Stock Exchange
  Cumulative Preferred Stock

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of March 1, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on March 1, 1996, on the New York Stock Exchange for the Registrant's Common Stock, was $1.82 billion.

     There were 56,489,369 shares of the Registrant's Common Stock outstanding on March 1, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for its April 24, 1996, Annual Meeting of Shareholders are incorporated by reference into Part III.

________________________________________________________________________________

                                     PART I

ITEM 1 -- BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     The Company is a global manufacturer and marketer of specialty chemical and petroleum products for use in a wide variety of industrial and consumer applications. Most of the Company's products are sold to industrial customers for use as additives and intermediates which impart particular characteristics to such customers' end products. Established in 1920, at December 31, 1995, the Company had 8,053 employees worldwide.

     The  Company's  operations  are divided  between  three  business segments:
Chemical, OSi Specialties and Petroleum which are described in Section (c) below.

     In 1992, the Company completed the acquisition of the Industrial Chemicals and Natural Substances divisions of Schering AG Berlin (the 'Schering Acquisition'). As a result of the acquisition, the Company's international presence expanded with the addition of a large chemical manufacturing base in Germany and operations in Spain, the United Kingdom, France and Italy.

     On October 19, 1995, Witco completed the acquisition of OSi Specialties Holding Company ('OSi Specialties' or 'OSi'), an entity engaged in the manufacture of silicone surfactants, amine catalysts, organofunctional silanes and specialty fluids and the operation of manufacturing and blending facilities in West Virginia, Europe, South America and Asia.

     In 1995, the Company completed the disposition of its Battery Parts and Carbon Black operations. These dispositions completed the Company's previously announced plan to dispose of all of the businesses of the Company's Diversified Products segment.

     In September 1995, the Company announced its intention to dispose of all of the businesses in the Lubricants portion of its Petroleum segment. The Company anticipates completing this disposition by mid-1996.

     Witco Corporation was incorporated in 1958 under the laws of Delaware as Witco Chemical Company, Inc., at which time it succeeded by merger to the business of Witco Chemical Company, an Illinois corporation formed in 1920. Its executive offices are located at One American Lane, Greenwich, Connecticut 06831-2559, telephone (203) 552-2000.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Reference is made to Note 15 of Notes to Financial Statements. See Item 8 -- Financial Statements and Supplementary Data following Part IV of this report.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     The  Company's  operations  are divided  between  three  business segments:
Chemical, OSi Specialties and Petroleum Products.

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

Resins

     The Resins Group, based in Germany, serves Witco's diverse global customer base for polyurethane intermediates, coatings, and epoxy resins and hardeners. It encompasses Witco's U.S.-based polyurethane intermediates businesses and epoxy resins, hardeners and polyurethanes manufacturing and marketing operations in the U.K., France, Germany, Italy, and Denmark.

     Witco has been developing water-based polyurethanes to replace higher volatile organic compound solvent-based systems. This has increased the number of new products and Witco's market share among multi-product customers. Witco is conducting an effort to develop technical applications for these products in new markets. Examples include new water-based textile coatings and a patented dimethyl pyrazol (DMP) polyurethane for anti-corrosive coatings developed in the U.K., polyurethane systems for footwear developed in France for manufacturers in Asia and South America, low-fogging polyesters for the European and Asian markets, water-based epoxy resins and hardeners and polyurethane dispersions worldwide.

     Worldwide, footwear, adhesives, and coatings are believed to offer significant new business potential for customers with both epoxy resin and polyurethane needs. To meet these needs, Witco is investing in capacity expansions at plants worldwide.

Customers

     The Company markets its specialty chemical products directly through its own sales force and through an organized distribution program to more than 6,000 customers in the United States and more than 80 foreign countries operating in a broad range of industries. Its chemical business is not dependent upon any single customer or a few customers. During the year ended December 31, 1995, no customer accounted for more than 4 1/2% of Chemical Segment sales, and sales to the ten largest customers accounted for approximately 15% of Chemical Segment sales.

Competition

     Competition in the Company's specialty chemicals business is based primarily on product consistency, quality and performance, customer service, and the technological resources necessary to develop and deliver new products that meet customer needs. Several factors constitute barriers to entry for new participants in many of the Company's markets: the need to make significant capital and research and development expenditures; the need for an extensive distribution network; the high level of expertise needed to solve technical problems for customers; manufacturing and product formulation knowledge; the lengthy product development process and customers' general aversion to contracting with unproven suppliers of specialty chemical products. Competition is fragmented, with no one competitor offering products across all of the Company's chemical product lines.

OSi Specialties

     OSi Specialties, a wholly-owned subsidiary of the Company acquired in October 1995, manufactures and sells over 500 silicone-based chemical intermediate products to manufacturers of fiberglass, reinforced plastics, polyurethane foam, textiles, coatings, automotives, adhesives, rubber, pharmaceuticals, thermoplastics, sealants and agricultural, electrical and personal care products throughout the world. In 1958, OSi invented the use of silicone surfactants in the manufacture of urethane foam. This fundamental technological advance facilitated a lower-cost, continuous manufacturing method, resulting in accelerated growth in the urethane foam industry. OSi was also a pioneer in the silanes industry, and was instrumental in developing key technology for the reinforcement of plastics.

     Regardless of form, most silicones share a combination of properties, including electrical resistance, ability to maintain performance across a broad range of temperatures, resistance to aging, water repellence, lubricating characteristics and relative chemical and physiological inertness. The versatility of silicone-based intermediates has led to a wide variety of applications across a broad spectrum of industries in all major countries. Examples of OSi's products include catalysts, surfactants, coupling agents, process aids and other silicone-based specialty chemicals. Catalysts promote the process of urethane foam and polymer formation. Surfactants promote the mixing of reactants, control cell size and stabilize urethane foam. Surfactants also serve as wetting agents in a broad spectrum of applications and are used in personal care products (hair conditioning) and coatings (for flow control and leveling). Coupling agents bond inorganic and organic materials and enhance the physical, mechanical and adhesion properties of a variety of products, including fiberglass, sealants, rubber and coatings. Process aides include foam control agents, which inhibit foam formation or reduce foam in such diverse applications as antacid tablets, fountain soda and pulp and paper processing.

Raw Materials

     The principal raw materials for the OSi Specialties Segment's products are trichlorosilane, polyether fluids and dimethyl siloxane hydrolyzate. The Segment purchases, in the aggregate, more than 50% of its raw materials from Dow Corning Corporation and Union Carbide Corporation under various long-term agreements expiring from 1998 to 2000. The Segment purchases other raw materials from a variety of domestic and international suppliers, and these products are readily available from other suppliers.

Customers

     The Company markets its OSi Specialties products through direct distribution using a trained sales force, and through distributor sales in the United States and foreign locations. Since the acquisition, no customer accounted for more than 14.2% of OSi Specialties Segment sales, and sales to the ten largest customers accounted for approximately 38.8% of OSi Specialties Segment sales.

Competition

     The OSi Specialties Segment faces relatively few direct silicone competitors. Competition is based primarily on product consistency, quality and performance, customer service and the technological resources necessary to develop and deliver new products that meet customer needs. Several factors constitute barriers to entry in many of the OSi Specialties Segment's markets: the need to make significant capital and research and development expenditures; the need for an extensive distribution network; the high level of expertise needed to solve technical problems for customers; manufacturing and product formulation knowledge; and the lengthy product development process and customers' general aversion to contracting with unproven suppliers of specialty chemical products.

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

Lubricants

     The Company produces motor oils and lubricants which it sells under the Kendall and Amalie brand names. Kendall and Amalie brand products are sold worldwide through a network of over 300 warehouse distributors. Kendall and Amalie brand products are also sold directly to large national accounts domestically. In addition, Witco is the largest domestic private label grease manufacturer and markets Lubrimatic brand products and lubricating equipment directly to its customers. Witco is also a supplier of specialty naphthenic oils, which are marketed to the rubber, plastics, ink and agricultural industries, and asphalt and specialty road and surface treatment products, which are sold primarily for highway construction and maintenance. In September 1995, Witco announced its intention to divest its Lubricants Group. Results of its Lubricants Group are currently reported as discontinued operations.

Customers

     The Company's petroleum products are marketed directly through its own sales force and through distributors and agents. During the year ended December 31, 1995, no customer accounted for more than 7% of continuing Petroleum Segment sales, and sales to the ten largest customers accounted for approximately 27% of continuing Petroleum Segment sales.

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

International Operations

     Sales of Witco's continuing non-U.S. operations were $787.6 million, or 40% of total sales for continuing operations, for the year ended December 31, 1995. Witco's manufacturing and producing operations outside the United States are in Belgium, Brazil, Canada, Denmark, England, France, Germany, Hong Kong, Indonesia, Israel, Italy, Korea, Malaysia, Mexico, the Netherlands, Spain and Thailand.

Patents and Trademarks

     The Company owns and controls patents, trade secrets, trademarks, trade names, copyrights and confidential information, which in the aggregate are of material importance to its business. However, the Company is not materially dependent upon any single patent or trademark. The Company's trademarks are registered in the United States and in a number of foreign countries, with terms of registration expiring generally between 1996 and 2006. The Company also has approximately 1,400 patents and applications worldwide related to its continuing operations. The Company intends to renew and maintain in a timely manner those trademarks and patents that are renewable and maintainable and are deemed important to its business.

Backlog

     The nature of the Company's business is such that customer orders are usually filled within 30 days. Accordingly, backlog is not significant to the Company's business.

Research and Development

     The Company is actively engaged in research and development programs designed to develop new products, manufacturing processes, systems and technologies to enhance existing products and processes. The Company believes its investments in research and development have been an important factor in establishing and maintaining its competitive position. Witco expended approximately $52.9 million in 1995, $40.7 million in 1994 and $40.3 million in 1993 on research and development of new products and services for its continuing operations, and for improvements and new applications of existing products and services for its continuing operations.

Environmental Matters

     The industries in which Witco operates have experienced increased operating costs and capital investments due to statutes and regulations at the federal, state and local levels for the protection of the environment and the health and safety of employees and others. Witco believes that expenditures for compliance with these statutes and regulations will continue to have a significant impact upon the conduct of its business. The trend for greater environmental awareness and more stringent environmental regulations is likely to continue and while Witco cannot accurately predict how this trend will affect future operations and earnings, Witco does not believe its costs will vary significantly from those of its competitors in the chemical and petroleum industries.

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

     Environmental reserves related to continuing operations at December 31, 1995 amounted to $83.6 million, which reflects management's assessment of future remediation costs in light of currently available information. Remediation expenditures charged to those reserves were $13.7 million in 1995 and include expenditures currently mandated as well as those not required by any regulatory authority or third party. The Company anticipates 1996 expenditures to approximate $24.0 million.

     Capital expenditures related to continuing operations for air, water and solid waste control equipment and facilities related to continuing operations amounted to $8.9 million in 1995. The Company estimates that approximately $20.0 million will be expended on similar capital projects in 1996.

     The Company is continuing its efforts to reduce hazardous waste and emissions generated by its operations. Through improved operating efficiencies, installation of additional environmental control equipment and utilization of the latest innovations in waste treatment technology, management believes that direct recurring operating costs associated with managing hazardous substances and pollution can be controlled. Such costs related to continuing operations amounted to $28.2 million in 1995.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Witco's foreign subsidiaries generally manufacture products similar to the principal products manufactured domestically. Subsidiaries in the Netherlands and Canada manufacture petroleum specialty products; subsidiaries in Belgium, Brazil, Canada, Denmark, England, France, Germany, Israel, Italy, Mexico and Spain manufacture chemical products. In early 1996, the Company acquired a resins manufacturing plant in Singapore.

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

     Reference is made to Note 15 of Notes to Financial Statements. See Item 8 -- Financial Statements and Supplementary Data following Part IV of this report.

ITEM 2 -- PROPERTIES

     Witco currently conducts its manufacturing operations for its continuing businesses in 51 manufacturing plants and other producing facilities, owned in fee or occupied under lease, of which 21 are in the United States and 30 in other countries. Of these facilities, 33 are utilized for Chemical product manufacturing; 10 are utilized for OSi Specialties product manufacturing; and 8 are utilized for Petroleum product manufacturing. All of the facilities are in good operating condition.

 PRINCIPAL MANUFACTURING PLANTS AND OTHER IMPORTANT PHYSICAL PROPERTIES RELATED
                                 TO CONTINUING
        OPERATIONS -- LOCATIONS BY INDUSTRY SEGMENT (OWNED IN FEE EXCEPT
              WHERE PARENTHETICAL DATES REFER TO LEASE EXPIRATION)

      CHEMICAL SEGMENT FACILITIES
      United States
      Santa Fe Springs, California*
      Blue Island, Illinois
      Chicago, Illinois
      Mapleton, Illinois -- 2 Plants
      Harahan, Louisiana
      Taft, Louisiana
      Brainards, New Jersey*
      Newark, New Jersey*
      Perth Amboy, New Jersey
      Brooklyn, New York
      Memphis, Tennessee
      Fort Worth, Texas
      Houston, Texas
      LaPorte, Texas
      Marshall, Texas
      Janesville, Wisconsin
      International
      Brantford, Canada
      Montreal, Canada
      Oakville, Canada
      Soro, Denmark (2005)
      Accrington, England
      Droitwich, England
      Flimby, England
      Elbeuf, France
      St. Amour, France
      Bergkamen, Germany (2091)
      Steinau, Germany
      Haifa, Israel
      Gambolo, Italy
      Cuatitlan, Mexico
      Singapore
      Granollers, Spain

      OSI SPECIALTIES SEGMENT FACILITIES

      United States
      Sistersville, West Virginia

      International

      Zwijndrecht, Belgium
      Itatiba, Brazil
      Termoli, Italy

      PETROLEUM SEGMENT FACILITIES

      United States
      Gretna, Louisiana
      Petrolia, Pennsylvania
      Trainer, Pennsylvania
      International
      Scarborough, Canada (1996)
      West Hill, Canada
      Amsterdam, the Netherlands
      Haarlem, the Netherlands
      Koog Aan De Zaan, the Netherlands

------------

* Manufacturing plants to be closed in 1996 and 1997 as a part of the Company's plant consolidation program.

      OTHER FACILITIES

      United States
      Greenwich, Connecticut (2014)
      Los Angeles, California (2001)
      Tarrytown, New York (1997)
      Oakland, New Jersey
      Dublin, Ohio
      Houston, Texas (1996)
      S. Charleston, West Virginia (1997)
      Danbury, Connecticut (2000)

      World Headquarters -- Principal
      Executive, Administrative and Sales Office

      Administrative and Sales Office
      Research
      Research
      Research
      Administrative and Research
      Administrative and Research
      Administrative Office
      International
      Paris, France (1999)
      Frankfurt, Germany (1997)
      Singapore (1999)
      Meyrin, Switzerland (2007)
      Administrative and Sales Office
      Principal European Executive and
      Administrative Office
      Administrative and Research
      Administrative and Research

     In addition, OSi Specialties operates producing and other facilities in Mexico, Korea, Hong Kong, Malaysia, Thailand and Indonesia.

ITEM 3 -- LEGAL PROCEEDINGS

     The Company has been notified that it is a potentially responsible party ('PRP') or a defendant in a number of governmental (federal, state, and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the Company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties, and damages to persons, property and natural resources. As of December 31, 1995, the Company was a PRP, or a defendant, in connection with 67 sites at which it is likely to incur costs associated with environmental investigation or remedial actions which have been or will be executed pursuant to the Comprehensive Environmental Response Compensation and Liability Act ('CERCLA'), the Resource Conservation and Recovery Act ('RCRA'), or similar state or local laws. With 22 exceptions, all of these sites involve one or more PRPs, and in most cases, there are numerous other PRPs in addition to the Company. CERCLA, RCRA, and the state counterparts to these federal laws, authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release or suspected release of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

     The Company has numerous insurance policies which it believes provide coverage at various levels for environmental liabilities. The Company is currently in litigation with certain of its insurers concerning the applicability and amount of insurance coverage for environmental costs under certain of these policies. Except for amounts reflected in executed settlement agreements, no provision for recovery under any of these policies is included in the Company's financial statements.

     The Company is a party to a Consent Decree with the United States Environmental Protection Agency ('EPA') and the United States Department of Justice ('DOJ') filed with the District Court,

Eastern District of California, on June 7, 1995. The Consent Decree settles certain litigation related to the Company's Oildale, California refinery operated by its Lubricants Group. Pursuant to the Consent Decree, the Company must construct a new wastewater recycling system at the refinery, which system must be operational by June 30, 1998, must operate for 10 years, and must recycle at least 75% of the total annualized process and storm water in the first year of operation, at least 78% in the second year and at least 82% in the third year and thereafter. The Company must also close the deep injection wells at the refinery by June 30, 1998, although the Company may keep one deep injection well operational past this date (but in no event beyond June 30, 2002) under certain circumstances specified in the Consent Decree. The Consent Decree also requires the Company to perform certain groundwater monitoring and site characterization work at the refinery (including some work off-site at the Chevron property adjacent to the refinery) and to submit to EPA Region IX the Company's recommendations for future site characterization and remediation, if any, deemed necessary as a result of the initial site characterization efforts. The Consent Decree also requires the Company to take certain additional actions at the refinery, some of which have previously been completed, and to report semi-annually to EPA and DOJ its progress with respect to design, construction and operation of the wastewater recycling system.

     The Company is a defendant in three similar actions pending in California state courts, which arise out of the Company's involvement in the polybutylene resin manufacturing business in the 1970's: East Bay Municipal Utility District
v. Mobil Oil Co., et al., filed in November 1993, and pending in Superior Court for the County of San Mateo; City of Santa Maria v. Shell Oil Co., et al.; filed in May 1994, and pending in Superior Court for the County of San Luis Obispo; and Nipomo Community Services District v. Shell Oil Co., et al.; filed in May 1995, and pending in Superior Court for the County of San Luis Obispo. The actions generally allege that the Company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations include breach of warranty, fraud, strict liability and breach of the California Unfair Practices Act.

     On November 3, 1995, the United States filed suit against the Company in United States District Court for the Central District of Illinois seeking up to $4.5 million in civil penalties for the alleged discharge of pollutants in violation of the Clean Water Act. In this action, the United States alleges that, at various times from 1990 to 1993, the Company discharged pollutants into the Illinois River from its Mapleton, Illinois facility without first obtaining a National Pollutant Discharge Elimination System Permit.

     The Company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position. However, depending on the amount and timing of an unfavorable resolution of these contingencies, it is possible that the Company's future results of operations could be materially affected in a particular period.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1995.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth information regarding executive officers of the Company as of February 29, 1996, and is included in Part I in accordance with Instruction 3 of Item 401(b) of Regulation S-K.

                                                SERVED IN
                                                 PRESENT
                                                POSITION               PRIOR BUSINESS EXPERIENCE
           NAME AND PRESENT TITLE                 SINCE                 (WITHIN LAST FIVE YEARS)               AGE
---------------------------------------------   ---------   ------------------------------------------------   ---
CORPORATE

Peter J. Biancotti ..........................      1983                                                        52
  Vice President and Controller
John M. Bondur ..............................      1995     Managing director, Ward Howell                     52
  Vice President -- Human Resources                           International -- 1989 to 1995.
Bruce G. Davis ..............................      1995     Vice President Purchasing and Logistics,           47
  Vice President -- Purchasing and Logistics                  Standard Products -- 1993 to 1995.
                                                              Manager -- Materials, Sourcing and Support
                                                              Operations, GE Transportation Systems -- 1990
                                                              to 1993.
Ronald Edelstein ............................      1995     Vice President -- Information Systems -- April     46
  Chief Information Officer, Vice                             1992 to December 1995. General
  President -- Information Systems                            Manager -- Information Systems,
                                                              Witco -- October 1991 to April 1992. Vice
                                                              President -- Systems Development, Revlon
                                                              Inc. -- February 1991 to September 1991. Group
                                                              Director -- Systems and Programming, Revlon,
                                                              Inc. prior to February 1991.
Michael D. Fullwood .........................      1992     Group Vice President -- Finance and                49
  Executive Vice President and Chief                          Administration -- October 1990 to September
  Financial Officer                                           1992. Vice President and Treasurer prior to
                                                              October 1990.
Gerald Katz .................................      1995     Group Vice President -- Senior Managing            58
  Senior Vice President -- Corporate                          Director -- Witco Europe from 1992 to 1994.
  Development                                                 Group Vice President -- Chemical Group prior
                                                              to 1992.
William E. Mahoney ..........................      1994     Vice Chairman and Chief Operating                  64
  Vice Chairman and Chief Operating Officer                   Officer -- Chemicals -- September 1992 to
                                                              August 1994. Executive Vice
                                                              President -- Chemical Group prior to September
                                                              1992.
Dustan E. McCoy .............................      1993     Associate General Counsel, Ashland, Inc, prior     46
  Vice President, General Counsel and                         to April 1993.
  Corporate Secretary
Lawrence B. Nelson ..........................      1990     Group Vice President -- Petroleum Group            65
  Group Vice President -- Corporate
  Technology
James M. Rutledge ...........................      1990     Assistant Controller                               43
  Vice President and Treasurer
Carl R. Soderlind ...........................      1993     Group Vice President -- Commercial                 62
  Senior Vice President -- External Affairs                   Services -- March 1990 to December 1992. Vice
                                                              President -- Corporate Development and
                                                              Investor Relations prior to March 1990.
William R. Toller ...........................      1990     Vice Chairman and Chief Financial                  65
  Chairman of the Board and Chief Executive                   Officer -- March 1990 to September 1990.
  Officer                                                     Executive Vice President -- Finance and
                                                              Administration prior to March 1990.

                                                  (table continued on next page)

(table continued from previous page)

                                                SERVED IN
                                                 PRESENT
                                                POSITION               PRIOR BUSINESS EXPERIENCE
           NAME AND PRESENT TITLE                 SINCE                 (WITHIN LAST FIVE YEARS)               AGE
---------------------------------------------   ---------   ------------------------------------------------   ---
CHEMICAL SEGMENT

Group Vice Presidents:
Nirmal Jain .................................      1993     Vice President and General Manager -- Argus        58
  Polymer Additives                                           Division prior to January 1993.
Peter Loewrigkeit ...........................      1995     Group Vice President -- Resins business unit       57
  Resins                                                      from 1994 to 1995, Vice
                                                              President -- Polyurethane/Polyesters business
                                                              unit from 1993 to 1994, Vice
                                                              President -- Business Manager -- Urethane
                                                              business unit from 1991 to 1993.
Frederick A. Shinners .......................      1994     Vice President and General Manager -- GE           53
  Oleochemicals/Surfactants                                   Silicones from August 1990 to June 1994.
                                                              President -- GE Plastics, Japan prior to
                                                              August 1990.
OSI SPECIALTIES SEGMENT

Group Vice President:
David I. Barton .............................      1995     Chairman of the Board and Chief Executive          57
                                                              Officer, OSi Specialties, Inc. -- July 1993 to
                                                              August 1995. Employed by GAF Chemicals
                                                              Corporation and its successor, International
                                                              Specialty Products, Inc. -- March 1988 to
                                                              October 1992.

PETROLEUM SEGMENT

Group Vice President:
Harvey L. Golubock ..........................      1990     Vice President Supply and Distribution prior to    53
  Lubricants                                                  September 1990.
Vice Presidents:
Eric R. Myers ...............................      1993     Vice President and General Manager --              49
                                                              Kendall/Amalie Division from January 1993 to
                                                              April 1993. Vice President and General
                                                              Manager -- Richardson Battery Parts Division
                                                              from May 1991 to December 1992. President and
                                                              General Manager, Bridgeport -- Piedmont
                                                              Manufacturing Co. -- Division of Bridge
                                                              Products, Inc. prior to May 1991.
Donald E. Weinberg...........................      1986                                                        60

INTERNATIONAL

Group Vice President:

Yuan-Hu (Dick) Liu ..........................      1995     President, Du Pont China Holding Co. Ltd., from    58
  Asian Operations                                            1993 - 1995. Group Manager/Director Greater
                                                              China, Du Pont China Ltd. from 1987 to 1993.

                                    PART II

ITEM 5 -- MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Witco's Common Stock is listed on the New York Stock Exchange. The following table reflects the high and low sales prices, as reported on such exchange for each quarterly period during the past two years:

                                                      1995                1994
                                                ----------------    ----------------
                   QUARTER                       HIGH      LOW       HIGH      LOW
---------------------------------------------   ------    ------    ------    ------

First........................................   $29.38    $24.25    $35.00    $30.00
Second.......................................   $33.13    $27.25    $32.00    $26.38
Third........................................   $35.63    $31.50    $31.25    $27.38
Fourth.......................................   $35.13    $27.50    $28.75    $24.38

     The approximate number of holders of  record of the Company's Common  Stock
as of February 29, 1996, was      .

     Dividends on the Common Stock have been declared quarterly during the past two years as follows:

                                                                          PER SHARE
                                                                         ------------
                               QUARTER                                   1995    1994
----------------------------------------------------------------------   ----    ----

First.................................................................   $.28    $.25
Second................................................................   $.28    $.25
Third.................................................................   $.28    $.28
Fourth................................................................   $.28    $.28

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

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) Identification of Directors

     Reference is made to pages 3 through 6 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1996.

(b) Identification of Executive Officers

     Reference is made to Part I of this Form 10-K.

(c) Business Experience

     Reference is made to pages 3 through 6 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1996 and Part I of this Form 10-K.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Reference is made to page 6 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1996.

ITEM 11 -- EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the captions 'Compensation of Directors' and 'Executive Compensation' on pages 10 through 15 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1996.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information with respect to beneficial ownership of the Company's voting securities, and rights thereto, reference is made to the information set forth under the captions 'Ownership of Securities by Directors and Officers' and 'Security Ownership of Certain Beneficial Owners' on pages 7 and 8 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1996.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others

     Reference   is  made  to  the  information  set  forth  under  the  caption
'Compensation of Directors' on page 10 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1996.

(b) Certain Business Relationships

     Reference is made to the information set forth under the captions 'Other Transactions' on page 9 and 'Compensation Committee Interlocks and Insider Participation' on page 15 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1996.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1 and 2 -- The response to this portion of Item 14 is submitted as a separate section of this report.

     (a) 3 -- Exhibits:

EXHIBIT
  NO.
-------
    3(i)  -- Restated Certificate of Incorporation.(1)
    3(ii) -- By-laws, as amended.(1)
    4     -- Instruments defining the rights of security holders, including indentures.
             (i)  --  Rights Agreement  dated as  of March  2, 1995,  between Witco  Corporation and  First
                      Chicago Trust Company of New York.(2)
             (iii) -- Pursuant to Regulation S-K, Item 601(b)(4)(iii), no debt or other security instrument represents  10%  of  the  total  assets  of  the  Registrant,  and  accordingly  such instruments  are not filed herewith. Registrant agrees  to furnish a copy of any such agreement to the Commission upon request.
   10     -- Material Contracts.
             (i)   -- 1.  Agreement  and  Plan   of   Merger  dated  as of September 10, 1995, among  Witco
                      Corporation, Witsel Corporation and OSi Specialties Holding Company.(3)
                   -- 2. Amendment dated as of October 18, 1995, to the Agreement and Plan of Merger  dated as of September 10, 1995, among  Witco Corporation,  Witsel  Corporation  and  OSi
                         Specialties Holding Company.(4)
             (iii)(A) -- Executive Compensation Plans and Arrangements Required to be Filed:
                      -- 1. 1986 Stock Option Plan for Employees, as amended.(5)
                      -- 2. 1989 Stock Option Plan for Employees.(6)
                      -- 3. 1992 Stock Option Plan for Employees.(7)
                      -- 4. Consultancy Agreement Between the Company and William Wishnick.(8)
                      -- 5. Witco Corporation 1994 Deferred Compensation Plan.(9)
                      -- 6. Supplemental Executive Retirement Plan of  Witco  Corporation  as  amended  and restated effective December 5, 1995.
   11     -- Statement re Computation of Per Share Earnings.
   21     -- Subsidiaries of the Registrant.
   23     -- Consent of Independent Auditors.
   24     -- Power of Attorney.(10)
   27     -- Financial Data Schedule.

     (b) Reports on Form 8-K.

          (i) A report on Form 8-K dated October 31, 1995, as amended by a report on Form 8-K/A dated December 20, 1995, was filed during the quarter ended December 31, 1995, responding to Items 2 and 5 in connection with the Company's completion of the acquisition of OSi Specialties Holding Company.

          (ii) A report on Form 8-K dated December 20, 1995, was filed during the quarter ended December 31, 1995, responding to Item 7 filing the historical and pro forma financial statements required by that Item as a result of the Company's acquisition of OSi Specialties Holding Company.

     (c) The Exhibits filed with this report are listed in response to Item 14(a)3.

     (d) The response to this portion of Item 14 is submitted as a separate section of this report.

------------

 (1) This Exhibit was included as an exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 1994, and such Exhibit is hereby incorporated by reference.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (2) This Exhibit was included as an exhibit to the Registration Statement on Form 8A filed with the Securities and Exchange Commission on March 3, 1995, and such Exhibit is hereby incorporated by reference.

 (3) This Exhibit was included as Exhibit 2(a) to Form 8-K filed with the Securities and Exchange Commission on September 25, 1995, and such Exhibit is hereby incorporated by reference.

 (4) This Exhibit was included as Exhibit 2(c) to Form 8-K filed with the Securities and Exchange Commission on October 31, 1995, and such Exhibit is hereby incorporated by reference.

 (5) The 1986 Stock Option Plan, as amended, was filed as an Exhibit to the Registration Statement on Form S-8, registration number 33-10715, Post-Effective Amendment No. 1 to Form S-8 effective October 3, 1988, and Post-Effective Amendment No. 2 to Form S-8 effective June 23, 1992. Such
     Exhibit is incorporated herein by reference.

 (6) The 1989 Stock Option Plan was filed as an Exhibit to the Registration Statement on Form S-8, registration number 33-30995 effective October 2, 1989, and Post-Effective Amendment No. 1 to Form S-8 effective June 23, 1992, and such Exhibit is hereby incorporated by reference.

 (7) The 1992 Stock Option Plan was filed as an Exhibit to the Registration Statement on Form S-8, registration number 33-48806, effective June 23, 1992, and such Exhibit is hereby incorporated by reference.

 (8) This Exhibit was included as an exhibit to the annual report on Form 10-K for the fiscal year ended December 31, 1992, and such Exhibit is hereby incorporated by reference.

 (9) This Exhibit was included as an exhibit to the annual report on Form 10-K for the fiscal year ended December 31, 1994, and such Exhibit is hereby incorporated by reference.

(10) The Power of Attorney appears on the Signature Page.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March, 1996.

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

                   NAME                                        TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------
PRINCIPAL EXECUTIVE OFFICERS:

          /s/ WILLIAM R. TOLLER              Chairman of the Board and Chief Executive       March 20, 1996
 .........................................                     Officer
            WILLIAM R. TOLLER

          /s/ WILLIAM E. MAHONEY             Vice Chairman and Chief Operating Officer       March 20, 1996
 .........................................
            WILLIAM E. MAHONEY

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

         /s/ MICHAEL D. FULLWOOD            Executive Vice President and Chief Financial     March 20, 1996
 .........................................                     Officer
           MICHAEL D. FULLWOOD

DIRECTORS:

           /s/ WILLIAM J. ASHE                                Director                       March 20, 1996
 .........................................
             WILLIAM J. ASHE

           /s/ SIMEON BRINBERG                                Director                       March 20, 1996
 .........................................
             SIMEON BRINBERG

           /s/ WILLIAM G. BURNS                               Director                       March 20, 1996
 .........................................
             WILLIAM G. BURNS

                   NAME                                        TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------
           /s/ WILLIAM R. GRANT                               Director                       March 20, 1996
 .........................................
             WILLIAM R. GRANT

          /s/ RICHARD M. HAYDEN                               Director                       March 20, 1996
 .........................................
            RICHARD M. HAYDEN

            /s/ HARRY G. HOHN                                 Director                       March 20, 1996
 .........................................
              HARRY G. HOHN

          /s/ WILLIAM E. MAHONEY                              Director                       March 20, 1996
 .........................................
            WILLIAM E. MAHONEY

         /s/ L. JOHN POLITE, JR.                              Director                       March 20, 1996
 .........................................
           L. JOHN POLITE, JR.

            /s/ DAN J. SAMUEL                                 Director                       March 20, 1996
 .........................................
              DAN J. SAMUEL

          /s/ WILLIAM R. TOLLER                               Director                       March 20, 1996
 .........................................
            WILLIAM R. TOLLER

           /s/ BRUCE F. WESSON                                Director                       March 20, 1996
 .........................................
             BRUCE F. WESSON

           /s/ WILLIAM WISHNICK                               Director                       March 20, 1996
 .........................................
             WILLIAM WISHNICK

                                                                     SCHEDULE II

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

                                                                           COLUMN C
                                                                   ------------------------
                                                                                                             COLUMN E
                                                      COLUMN B            ADDITIONS                          --------
                                                     ----------    ------------------------                  BALANCE
                     COLUMN A                        BALANCE AT    CHARGED TO    CHARGED TO     COLUMN D      AT END
--------------------------------------------------   BEGINNING     COSTS AND       OTHER       ----------       OF
                   DESCRIPTION                       OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS     PERIOD
--------------------------------------------------   ----------    ----------    ----------    ----------    --------

Year ended December 31, 1995:
     Valuation and qualifying accounts deducted
       from assets to which they apply:
          Allowances for doubtful
            receivables-trade.....................     $8,863        $2,615       $ (3,197)(a)   $1,177(b)    $7,104
                                                     ----------    ----------    ----------    ----------    --------
                                                     ----------    ----------    ----------    ----------    --------

Year ended December 31, 1994:
     Valuation and qualifying accounts deducted
       from assets to which they apply:
          Allowances for doubtful
            receivables-trade.....................     $6,821        $2,209       $    821       $  988(b)    $8,863
                                                     ----------    ----------    ----------    ----------    --------
                                                     ----------    ----------    ----------    ----------    --------

Year ended December 31, 1993:
     Valuation and qualifying accounts deducted
       from assets to which they apply:
          Allowances for doubtful
            receivables-trade.....................     $5,623        $2,652       $    427       $1,881(b)    $6,821
                                                     ----------    ----------    ----------    ----------    --------
                                                     ----------    ----------    ----------    ----------    --------

------------

Notes:

(a) Amount principally consists of the allowance for doubtful accounts of $2.2 million from the Lubricants Group, which is reflected on the balance sheet as net assets of discontinued operations.

(b) Uncollectible receivables charged against the allowance provided.