Form 10-K405/A
period 1995-12-31
WITCO CORP
filed 1996-03-25
CIK 107889

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

________________________________________________________________________________

                                EXPLANATORY NOTE

     This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of Witco Corporation ("Witco") is being filed by Witco in order to amend Item 5 thereof as set forth below.


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

     The approximate number of holders of record of the Company's Common Stock as of February 29, 1996, was 4,819.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1996.

                                          WITCO CORPORATION

                                          By /s/       DUSTAN E. McCOY
                                             ...................................
                                                       DUSTAN E. McCOY
                                                       VICE PRESIDENT,
                                                GENERAL COUNSEL AND SECRETARY