Form 10-Q
period 1996-03-31
WITCO CORP
filed 1996-05-15
CIK 107889

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996



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



                          YES [X]             NO [ ]



The number of shares of common stock outstanding is as follows:

    Class                               Outstanding at April 30, 1996
    -----                               -----------------------------

Common Stock - $5 par value                                56,567,288

                                WITCO CORPORATION

                                    FORM 10-Q



                                 March 31, 1996



                      CONTENTS                                           PAGE
                      --------                                           ----


 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed consolidated balance sheets at March 31, 1996
          and December 31, 1995                                           2


          Condensed consolidated statements of income for the three
          months ended March 31, 1996 and 1995                            3


          Condensed consolidated statements of cash flows for the
          three months ended March 31, 1996 and 1995                      4


          Notes to condensed consolidated financial statements            5


          Independent accountants' report on review of interim
          financial information                                           8


 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                              13

 Item 4.  Submission of Matters to a Vote of Security Holders            14

 Item 6.  Exhibits and Reports on Form 8-K                               15

PART I.FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Per Share Data)


                                                                    March 31,                    December 31,
                                                                      1996                         1995 (a)
                                                                  ------------                   ------------
                                                                  (Unaudited)
ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                                     $120,054                       $143,994
      Accounts and notes receivable-net                              444,768                        406,486
      Inventories
         Raw materials and supplies                 $115,910                        $115,231
         Finished goods                              201,295         317,205         207,667        322,898
                                                   ----------                     ----------
      Prepaid and other current assets                                67,221                         70,667
                                                                  ----------                     ----------
            TOTAL CURRENT ASSETS                                     949,248                        944,045
                                                                  ----------                     ----------
   PROPERTY, PLANT, AND EQUIPMENT -
      less accumulated depreciation
      of $596,946 and $586,595                                       820,460                        811,667

   GOODWILL AND OTHER INTANGIBLE ASSETS -
      less accumulated amortization of $69,767
      and $62,450                                                    723,390                        728,124
   OTHER ASSETS                                                      120,365                        118,182
   NET ASSETS OF DISCONTINUED OPERATIONS                             170,959                        170,426
                                                                  ----------                     ----------
            TOTAL ASSETS                                          $2,784,422                     $2,772,444
                                                                  ==========                     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
      Notes and loans payable                                        $308,957                      $309,171
      Accounts payable and other current liabilities                 387,669                        385,294
                                                                  ----------                     ----------
TOTAL CURRENT LIABILITIES                                            696,626                        694,465
                                                                  ----------                     ----------
   LONG-TERM DEBT                                                    681,167                        683,830
   DEFERRED INCOME TAXES                                             102,247                         87,532
   DEFERRED CREDITS AND OTHER LIABILITIES                            285,338                        302,500
   SHAREHOLDERS' EQUITY
      $2.65 Cumulative Convertible Preferred Stock,
         par value $1 per share
         Authorized - 14 shares
         Issued and outstanding - 7 shares                                 7                              7
      Common Stock, par value $5 per share
         Authorized - 100,000 shares
         Issued - 56,554 shares and 56,435 shares                    282,772                        282,173
      Capital in excess of par value                                 133,530                        131,076
      Equity adjustments:
         Foreign currency translation                                 19,014                         17,222
         Pensions                                                     (4,898)                        (4,898)
      Retained earnings                                              588,619                        578,537
                                                                  ----------                     ----------
         TOTAL SHAREHOLDERS' EQUITY                                1,019,044                      1,004,117
                                                                  ==========                     ==========
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $2,784,422                     $2,772,444
                                                                  ==========                     ==========

(a) The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date.

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                       (In thousands except per
                                                               share data)
                                                            1996         1995
                                                         ---------    ---------
Net Sales                                                $ 589,425    $ 517,952

Cost of Goods Sold                                         448,345      405,213
                                                         ---------    ---------

Gross Profit                                               141,080      112,739

Operating Expenses
      Selling expense                                       27,119       19,938
      General and administrative expenses                   35,427       30,439
      Research and development                              17,989       12,443
      Other expenses (income) - net                          1,281       (4,846)
                                                         ---------    ---------
                  Total Operating Expenses                  81,816       57,974
                                                         ---------    ---------

Operating Income from Continuing Operations                 59,264       54,765

Other Expense (Income) - Net
      Interest expense                                      17,669        8,450
      Interest income                                       (2,468)      (2,922)
      Other expense - net                                      973        1,206
                                                         ---------    ---------
Income from Continuing Operations before
      Income Taxes                                          43,090       48,031

Income Taxes                                                17,509       17,761
                                                         ---------    ---------
Income from Continuing Operations                           25,581       30,270

Income (Loss) from Discontinued Operations - Net of
      Income Taxes (Benefit) of $283 and ($114)                340         (495)
                                                         ---------    ---------

Net Income                                               $  25,921    $  29,775
                                                         =========    =========

PER COMMON SHARE:  PRIMARY
      Income from continuing operations                  $     .45    $     .54
      Income (loss) from discontinued operations -
            net of income taxes                                .01         (.01)
                                                         =========    =========
      Net Income                                         $     .46    $     .53
                                                         =========    =========


PER COMMON SHARE: FULLY DILUTED
      Income from continuing operations                  $     .44    $     .54
      Income (loss) from discontinued operations -
            net of income taxes                                .01         (.01)
                                                         ---------    ---------
      Net Income                                         $     .45    $     .53
                                                         =========    =========

Weighted average number of common shares
      and equivalents - primary                             56,895       56,356
                                                         =========    =========

Dividends declared                                       $     .28    $     .28
                                                         =========    =========


See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                             Three Months Ended
                                                                  March 31,
                                                        -----------------------
                                                          1996           1995
                                                        ---------     ---------
                                                             (In Thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES               $  20,440     $  23,084
                                                        ---------     ---------
INVESTING ACTIVITIES

  Expenditures for property, plant,
    and equipment                                         (43,334)      (23,881)
  Proceeds from dispositions                               13,650        24,090
  Other investing activities                               (1,171)       (1,836)
                                                        ---------     ----------
    Net Cash Used in Investing Activities                 (30,855)       (1,627)
                                                        ---------     ---------

FINANCING ACTIVITIES

  Proceeds from borrowings                                303,257            21
  Payments on borrowings                                 (302,953)         (689)
  Dividends paid                                          (15,806)      (15,725)
  Other financing activities                                3,052         1,206
                                                        ---------     ---------
    Net Cash Used in Financing Activities                 (12,450)      (15,187)
                                                        ---------     ---------
Effects of Exchange Rate Changes on Cash
    and Cash Equivalents                                   (1,075)       11,548
                                                        ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (23,940)       17,818

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          143,994       197,173
                                                        ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 120,054     $ 214,991
                                                        =========     =========













See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K/A for the year ended December 31, 1995.

The condensed consolidated financial statements at March 31, 1996, and for the three month periods ended March 31, 1996 and 1995, have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by independent accountants, Ernst & Young LLP, and their report is included herein.

NOTE B - Income Statement Reclassifications

Effective January 1, 1996, the company made the following revisions to its income statement format:

o Depreciation expense is included in cost of goods sold, general and administrative expenses, selling expense and research and development.
     Amortization expense is included in other expenses (income) - net. Depreciation and amortization was previously classified separately.

o Research and development, previously included in cost of goods sold, is now classified separately.

o State income taxes, previously included in cost of goods sold, are now classified as income taxes.

The condensed consolidated statement of income for the three months ended March 31, 1995 has been reclassified for these changes.

NOTE C - Shareholder Rights Plan

On March 2, 1995, the Board of Directors unanimously approved a Shareholder Rights Plan. The Plan was implemented by the issuance of one preferred stock purchase right for each share of common stock outstanding at the close of business on March 2, 1995, or issued thereafter until the rights become exercisable. Each right will entitle the holder in certain events to purchase one-one thousandth of a share of participating preferred stock at a purchase price of $110. Each one-one thousandth of a share of participating preferred stock is intended to represent the economic equivalent of one share of common stock. Under the Shareholder Rights Plan, 300,000 shares of Series A participating cumulative preferred stock without par value have been authorized.

The rights currently are not exercisable. If a person or group acquires more than 15% of the outstanding common stock, or at the Board's election if a tender offer for more than 15% of the outstanding common stock is commenced, or if such person or group acquires the company in a merger or other business combination, each right (other than those held by the acquiring person) will entitle the holder to purchase stock of the company or stock or other property of the acquiring person having a value of twice the purchase price. The rights will expire on March 2, 2005, unless redeemed earlier by the company in whole, but not in part, at a price of $.01 per right.

NOTE D - Discontinued Operations

On September 11, 1995, the company announced its intention to divest its Lubricants Group. These operations are reflected as discontinued operations for all periods presented in the company's income statements and as net assets of discontinued operations in the company's balance sheets. Total revenues for the three month periods ended March 31, 1996 and 1995 were $87,179,000 and $84,499,000, respectively.

A summary of net assets of discontinued operations for the periods ended March 31, 1996 and December 31, 1995 are as follows:

                                                       March 31,    December 31,
                                                          1996          1995
                                                      -----------   ------------
Accounts and notes receivable - net                   $  57,100     $  61,633
Inventories                                              40,665        38,378
Property, plant, and equipment - net                    111,824       112,639
Accounts payable and other current liabilities          (37,187)      (39,603)
Other assets and liabilities - net                       (1,443)       (2,621)
                                                      ---------     ---------
      Net assets of discontinued operations           $ 170,959     $ 170,426
                                                      =========     =========

NOTE E - Other Matters

At December 31, 1995, the company has $605 million of bank loans outstanding under a credit agreement with a consortium of banks. On February 12, 1996, the company issued $150 million of 6.125% Notes due 2006 and $150 million of 6.875% Debentures due 2026. The net proceeds of $297 million, plus cash on hand, were used to repay $300 million of bank loans under the credit agreement. Immediately thereafter, the availability under the credit agreement, as amended, was reduced to $375 million of which $305 million was utilized at March 31, 1996.

The statement of income for the three month period ended March 31, 1995, includes a gain of $5,918,000 or $.11 per common share, from the sale of the company's Battery Parts business. The pre-tax gain of $9,532,000 is included in the caption "Other expenses (income) - net".

NOTE F - Effective Tax Rate

The effective tax rate of 40.6% as compared to the statutory tax rate of 35% for the three month period ended March 31, 1996 is primarily the result of state income taxes and goodwill amortization related to OSi Specialties, which is not deductible for income tax purposes.

NOTE G - Litigation and Environmental

The company has been notified that it is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state, and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties, and damages to persons, property and natural resources. As of March 31, 1996, the company was a PRP, or a defendant, in connection with 67 sites at which it is likely to incur costs associated with environmental investigation or remedial actions which have been or will be executed pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA'), the Resource Conservation and Recovery Act ("RCRA"), or similar state or local laws. With 21 exceptions, all of these sites involve one or more PRPs, and in most cases, there are numerous other PRPs in addition to the company. CERCLA, RCRA, and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release or suspected release of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

At March 31, 1996, the company's reserves for environmental remediation and compliance costs related to continuing operations amounted to $80,481,000 reflecting Witco's estimate of the costs which will be incurred over an extended period of time in respect of these matters which are reasonably estimable.

The company is a defendant in four similar actions pending in California state courts, which arise out of the company's involvement in the polybutylene resin manufacturing business in the 1970's: East Bay Municipal Utility District v. Mobil Oil Co., et al., filed in November 1993, and pending in Superior Court for the County of San Mateo; City of Santa Maria v. Shell Oil Co., et al., filed in May 1994, and pending in Superior Court for the County of San Luis Obispo; Nipomo Community Services District v. Shell Oil Co., et al., filed in May 1995, and pending in Superior Court for the County of Santa Barbara; and, Alameda County Water District v. Mobil Oil Corporation, et al., filed April 4, 1996, and pending in Superior Court for the County of San Mateo. The actions generally allege that the company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations include breach of warranty, fraud, strict liability, and breach of the California Unfair Practices Act.

The company is a defendant in an action filed on May 15, 1992 in New Jersey state court styled Gordon et al. v. Witco Corporation, Superior Court of New Jersey Law Division - Morris County Docket No. MRS-L-2165-92 in which nine former employees of the company sought compensatory and punitive damages on the basis their termination of employment by the company violated the New Jersey age discrimination statute and caused loss of income and emotional harm. Prior to the trial of the action the company settled the claims of five of the plaintiffs. Following trial and while the jury deliberated, the company settled the claims of two of the remaining plaintiffs, but the jury was not informed of the settlements. On March 6, 1996 the jury in the action awarded three of the plaintiffs (including the two plaintiffs whose claims the company had settled while the jury deliberated) a total of $1.3 million in compensatory damages and $7.5 million in punitive damages, and rendered a verdict in favor of the company in respect of the fourth plaintiff. The one successful plaintiff not bound by a settlement is also entitled to reasonable attorney's fees, but no amount has been awarded to date. As a result of the settlements with two of the three plaintiffs to whom the jury awarded damages, the company's maximum exposure is for approximately $3 million of the total of approximately $9 million awarded by the jury and attorney's fees sought by the plaintiff. The company will appeal the verdict.

The company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position. However, depending on the amount and timing of an unfavorable resolution of these contingencies, it is possible that the company's future results could be materially affected in a particular period.

                       Independent Accountants' Review Report


The Board of Directors
Witco Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Witco Corporation and Subsidiary Companies as of March 31, 1996, and the related condensed consolidated statements of income and cash flow for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Witco Corporation and Subsidiary Companies as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 29, 1996, except for Note 7, as to which the date is February 12, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                             /S/ ERNST & YOUNG LLP
                                                 ERNST & YOUNG LLP
Stamford, Connecticut
May 10, 1996

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS


LIQUIDITY AND FINANCIAL RESOURCES

Cash and cash equivalents have decreased $23.9 million during the first quarter primarily due to an increase in accounts receivable and increased capital spending. The increase in accounts receivable is primarily a result of higher first quarter net sales as compared to the fourth quarter of 1995. Days sales outstanding at March 31 and December 31 were comparable. The increase in capital spending levels is primarily attributable to the OSi business which was acquired in October 1995.

At December 31, 1995, the company had $605 million of bank loans outstanding under a credit agreement with a consortium of banks. On February 12, 1996, the company issued $150 million of 6.125% Notes due 2006 and $150 million of 6.875% Debentures due 2026. The net proceeds of $297 million, plus cash on hand, were used to repay $300 million of bank loans under the credit agreement. Immediately thereafter, the availability under the credit agreement, as amended, was reduced to $375 million. The company plans to repay the remaining $305 million with proceeds from the sale of the Lubricants Group, cash flow from operations or additional long-term financing.

CAPITAL INVESTMENTS AND COMMITMENTS

Capital expenditures during the first three months of 1996 amounted to $43.3 million, as compared to $23.9 million during the same period of 1995. Capital expenditures related to continuing operations as of March 31, 1996 and 1995 were $39.8 million and $19.1 million, respectively. The company anticipates that capital expenditures for 1996 related to continuing operations will be in excess of the 1995 amount of $98.3 million.

CONTINGENCIES

The company has been notified that it is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources.

The company is not a party to any legal proceedings or environmental matters which it believes will have a material adverse effect on its consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period, could be materially affected by such legal proceedings or environmental matters. However, the company does not expect the results of such proceedings or environmental matters to materially affect its competitive position.

RESULTS FROM CONTINUING OPERATIONS

The company reported income from continuing operations of $25.6 million for the first quarter of 1996 compared to $30.3 million for the same period of 1995. A comparison of these periods is affected by a non-recurring gain from the sale of the Battery Parts business in 1995. The following table shows the effect of this non-recurring item on earnings.

(Unaudited - Millions Of Dollars                                                   Three Months Ended March 31,
  Except Per Share Data)                                                    1996                                    1995
- -------------------------------------------       ----------------------------------------------------------------------------------
                                                              Pre-Tax                      Income     Pre-Tax                 Income
                                                              Income        Income        Per Share   Income       Income  Per Share
- -------------------------------------------       ----------------------------------------------------------------------------------

Continuing operations excluding
   non-recurring item                                           $43.1        $25.6         $0.4       $38.5        $24.4        $.43

Gain on disposition of operations
   of a subsidiary                                               --           --           --           9.5          5.9         .11

- ------------------------------------------------------------------------------------------------------------------------------------
Continuing operations                                           $43.1        $25.6         $0.4       $48.0        $30.3        $.54
- ------------------------------------------------------------------------------------------------------------------------------------


First quarter 1996 net sales from continuing operations of $589.4 million, the highest reported for any quarter in the company's history, was $71.5 million over net sales for the same period of 1995. The 14 percent improvement was attributable to the acquisition of OSi Specialties which added $112.8 million to current quarter sales, more than offsetting the $35.7 million decline in sales resulting from the disposition of the Diversified Products businesses. Current quarter sales attributable to the company's continuing operations, excluding OSi Specialties and Diversified Products, were $5.7 million lower than the first quarter of 1995. Although volume remained unchanged, the adverse effect of currency translation rates and changes in product sales mix caused these sales to decline.

Income from continuing operations for the first three months of 1996 was $25.6 million compared to $24.4 million, before a non-recurring gain, for the corresponding period in 1995. The 5 percent increase in net income from continuing operations was primarily attributable to an increase in the company's first quarter 1996 margin performance. Gross profit margin rose 2.2 percent to approximately 24 percent, while operating income margin from continuing operations increased 1.3 percent to approximately 10 percent after adjusting for the gain on the sale of the Battery Parts business. The combination of the acquisition of OSi Specialties and the disposition of the Diversified Products businesses accounted for all but .5 percent of the higher gross profit and operating income margins. This .5 percent improvement is reflective of a stabilization of feedstock costs combined with higher selling prices within the chemical segment and cost reductions associated with productivity improvement programs initiated in 1995. Partially offsetting the favorable effect that higher margins had on net income from continuing operations, the financing of the acquisition of OSi Specialties and the assumption of OSi's debt caused current quarter interest expense to increase over the prior year. A 3.6 percent increase in the effective tax rate, mainly resulting from an increase in non-deductible goodwill amortization attributable to the OSi Specialties' acquisition, also adversely affected current quarter earnings.

The company is planning to adopt the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock Based Compensation" in 1996. Accordingly, operating results will not be impacted by the adoption.

SEGMENT INFORMATION

Segment net sales and operating income for the first quarter of 1996 and 1995 are set forth in the following table. The Petroleum Segment consists solely of the Petroleum Specialties Group. This was a result of the company's decision to sell the Lubricants Group, the operating results of which have been recorded as discontinued operations.
                                                    Three Months ended March 31,
(Unaudited  - In Millions)                               1996         1995
                                                    ----------------------------

Net sales
   Chemical                                              $377.7      $382.1
   OSi Specialties                                        112.8        --
   Petroleum                                               99.2       103.7
   Diversified products                                    --          35.7
   Intersegment elimination                                 (.3)       (3.5)
                                                         ------      ------
      Net sales                                          $589.4      $518.0
                                                         ======      ======

Operating income from continuing operations
   Chemical                                               $36.5       $33.9
   OSi Specialties                                         17.7        --
   Petroleum                                                6.6         8.1
   Diversified products                                    --          15.5
   Corporate and unallocated                               (1.5)       (2.7)
                                                         ------      ------
      Operating income from continuing operations         $59.3       $54.8
                                                         ======      ======

Shipments from the company's international operations accounted for 42 percent of net sales for the first quarter of 1996 compared to 37 percent for the same quarter of 1995. The acquisition of OSi Specialties and disposition of the Diversified Products businesses accounted for the 5 percent increase. International operations accounted for 41 percent of segment operating income from continuing operations, excluding the non-recurring gain from the sale of the Battery Parts business, for the first quarter of both years. Excluding OSi Specialties and Diversified Products, the company's international operations share of operating income would have risen 5 percent.

CHEMICAL SEGMENT

Segment first quarter 1996 sales were down 1 percent to $377.7 million compared to the same quarter in 1995. Although each of the segment's operating groups managed to recoup a portion of the higher prices paid for raw material feedstocks in 1995 through increased sales prices, a 2 percent decline in volume and unfavorable foreign currency translations caused sales to decline.

Operating income for the first three months of 1996 increased 8 percent to $36.5 million compared to the same period of the prior year. The segment benefited from improved product margins resulting from the stabilization of feedstock costs, productivity related cost reductions and higher sales prices. The segment's Polymer Additives and Oleo/Surfactants groups each reported improved operating earnings. Earnings were up in each of the Polymer Additives Group's strategic business units with Vinyls reporting the greatest improvement. Cost reductions resulting from productivity improvements, which included operating and procurement efficiencies, led to the group's improved operating results. Current quarter results were positive for most of the Oleo/Surfactants Group's strategic business units. The group benefited from Agricultural Surfactants' new product introductions and increased global penetration, a larger share of the European Surfactants market and a greater demand for Laundry Products. Although Personal Care Surfactants' current quarter operating income declined compared to the first quarter of 1995, the business recovered a portion of the market share lost during the last three quarters of 1995. The favorable results of cost saving initiatives begun in 1995, which exceeded increased expenses attributable to the severity of this year's winter weather, also added to the Oleo/Surfactants Group's higher reported earnings. The operating earnings of the segment's Resins Group was down compared to the prior year. A decline in shipments caused all three of the group's strategic business units to report lower operating earnings. The group's Epoxy/Hardeners unit was the business most adversely affected by stagnant European economies, particularly the portion of the business servicing the Coatings and Civil Engineering sectors. Additionally, extremely cold weather conditions added extra expense to current year results while contributing to reduced product demand.

OSi SPECIALTIES SEGMENT

The OSi Specialties business, which was acquired during the fourth quarter of 1995, added $112.8 million of net sales and $17.7 million of operating income, inclusive of acquisition related amortization expense, to first quarter 1996 reported results. Although not included in the company's first quarter 1995 results, a comparison of the two periods shows a 2 percent decline in sales. The segment reported an increase in operating income of approximately 22 percent as compared to 1995 on a pro forma basis, mainly as a result of lower cost contract manufacturing, manufacturing efficiency improvements, and reduced purchases of intermediates from outside sources.

PETROLEUM SEGMENT

Net sales for the first three months of 1996 of $99.2 million were 4 percent behind the same period of 1995. Despite an increase in shipments of approximately 4 percent, lower sales prices mainly attributable to product mix caused sales to decline.

Segment operating earnings for the first quarter of 1996 declined $1.5 million to $6.6 million when compared to the same period of 1995. Higher operating costs associated with recent plant expansions in Gretna, Louisiana and Amsterdam, Holland, a 2 percent decline in material margin, and lower sales caused the earnings of the Specialty Products business unit to fall below prior year levels. The lower margin was due to a combination of market induced lower sales prices, product mix, and higher raw material feedstock costs.

DIVERSIFIED PRODUCTS SEGMENT

The divestiture of the Diversified Products Segment was completed during the second quarter of 1995. Operating income for the first quarter of 1995 included a non-recurring gain of $9.5 million attributable to the disposition of the Battery Parts business.

OUTLOOK

The initiative announced in 1995 to consolidate plants is on schedule and the company continues to review the next phase of the consolidation program which is focused on the closure of less efficient facilities and moving production to more cost-effective sites. The company hopes to complete the disposition of the Lubricants Group no later than the third quarter of 1996. As the final phase of its three year divestiture program nears completion, the company is focusing its technical expertise in the areas of new product and application development, which is the next step in becoming a premier global specialty chemical and specialty petroleum producer.

The acquisition of OSi Specialties has had a major effect on the company's margin performance during the first quarter of 1996. As this business is further integrated into the Witco organization and additional synergies are achieved, margins are expected to continue to rise. The company is optimistic that net income from continuing operations, excluding non-recurring items, will continue to improve throughout the remainder of 1996 when compared to 1995 results as a result of an anticipated continuation of the first quarter downward trend in raw material prices; a projected upturn in the European economy; the inclusion of OSi Specialties' operating results for a full year; and an expansion of the company's presence in the Pacific Rim.

PART II.        OTHER INFORMATION

ITEM 1.         Legal Proceedings

The company has been notified that it is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state, and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties, and damages to persons, property and natural resources. As of March 31, 1996, the company was a PRP, or a defendant, in connection with 67 sites at which it is likely to incur costs associated with environmental investigation or remedial actions which have been or will be executed pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA'), the Resource Conservation and Recovery Act ("RCRA"), or similar state or local laws. With 21 exceptions, all of these sites involve one or more PRPs, and in most cases, there are numerous other PRPs in addition to the company. CERCLA, RCRA, and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release or suspected release of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

The company is a defendant in four similar actions pending in California state courts, which arise out of the company's involvement in the polybutylene resin manufacturing business in the 1970's: East Bay Municipal Utility District v. Mobil Oil Co., et al., filed in November 1993, and pending in Superior Court for the County of San Mateo; City of Santa Maria v. Shell Oil Co., et al., filed in May 1994, and pending in Superior Court for the County of San Luis Obispo; Nipomo Community Services District v. Shell Oil Co., et al., filed in May 1995, and pending in Superior Court for the County of Santa Barbara; and, Alameda County Water District v. Mobil Oil Corporation, et al., filed April 4, 1996, and pending in Superior Court for the County of San Mateo. The actions generally allege that the company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations include breach of warranty, fraud, strict liability, and breach of the California Unfair Practices Act.

The company is a defendant in an action filed on May 15, 1992 in New Jersey state court styled Gordon et al. v. Witco Corporation, Superior Court of New Jersey Law Division - Morris County Docket No. MRS-L-2165-92 in which nine former employees of the company sought compensatory and punitive damages on the basis their termination of employment by the company violated the New Jersey age discrimination statute and caused loss of income and emotional harm. Prior to the trial of the action the company settled the claims of five of the plaintiffs. Following trial and while the jury deliberated, the company settled the claims of two of the remaining plaintiffs, but the jury was not informed of the settlements. On March 6, 1996 the jury in the action awarded three of the plaintiffs (including the two plaintiffs whose claims the company had settled while the jury deliberated) a total of $1.3 million in compensatory damages and $7.5 million in punitive damages, and rendered a verdict in favor of the company in respect of the fourth plaintiff. The one successful plaintiff not bound by a settlement is also entitled to reasonable attorney's fees, but no amount has been awarded to date. As a result of the settlements with two of the three plaintiffs to whom the jury awarded damages, the company's maximum exposure is for approximately $3 million of the total of approximately $9 million awarded by the jury and attorney's fees sought by the plaintiff. The company will appeal the verdict.

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

The company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position. However, depending on the amount and timing of an unfavorable resolution of these contingencies, it is possible that the company's future results could be materially affected in a particular period.

ITEM 4. Submission of Matters to a Vote of Security Holders


(a) The company's Annual Meeting of Shareholders was held on April 24, 1996, at the offices of the company, One American Lane, Greenwich, Connecticut beginning at 2:00 p.m.

(b) At the Annual Meeting, the company's shareholders elected three directors to serve a term expiring in 1999 as follows:

                                                  Votes
                          ------------------------------------------------------
                                For                                   Withheld
                          -------------------------         --------------------

      Harry G. Hohn           50,423,618                              872,667
      Dan J. Samuel           50,359,653                              936,632
      Bruce F. Wesson         50,450,115                              846,170


Directors who did not stand for election and continue in office until the 1997 Annual Meeting are: Simeon Brinberg, William R. Grant, Richard M. Hayden, and William R. Toller. Directors who did not stand for election and continue in office until the 1998 Annual Meeting are: William G. Burns, William E. Mahoney,
L. John Polite, Jr., and William Wishnick.

(c) In addition to the election of directors, at the Annual Meeting the company's shareholders:


          (i) Approved the adoption of the Witco Corporation Long Term Incentive Plan.

                                   Votes
          ----------------------------------------------------
             For                  Against              Abstain
          ----------             ---------             -------
          44,775,728             6,352,715             167,842


          (ii) Approved the amendment of the 1995 Stock Option Plan for Employees of Witco Corporation and its Subsidiaries.

                                   Votes
          ----------------------------------------------------
             For                  Against              Abstain
          ----------             ---------             -------
          43,198,164             7,916,533             181,288


          (iii) Ratified the appointment of Ernst & Young LLP as the company's independent auditors for 1996.

                                  Votes
          ----------------------------------------------------
             For                  Against              Abstain
          ----------             ---------             -------
          50,774,062              463,388              58,835


          (iv) Defeated a shareholder proposal requesting diversity on the Board of Directors.

                                    Votes
          ----------------------------------------------------
             Against                 For                Abstain
           ----------             ---------             -------
           40,346,495             7,719,426             882,062

ITEM 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

                 2         Not applicable
                 4         Not applicable
                10  (i)    Not applicable
                11         Statement re computation of per share earnings
                15         Letter re unaudited interim financial information
                18         Not applicable
                19         Not applicable
                22         Not applicable
                23         Not applicable
                24         Not applicable
                27         Financial Data Schedule

        (b)   Reports on Form 8-K

              The company filed two Current Reports on Form 8-K, the first dated January 18, 1996, pertained to a charge against earnings in the fourth quarter ended December 31, 1995, related to plant consolidation, environmental remediation and litigation, and the second dated February 12, 1996 pertained to the company entering into a First Supplemental Indenture with the Chase Manhattan Bank, N.A., and Fleet National Bank of Connecticut appointing them as trustees for debentures and notes, respectively, issued on that date.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WITCO CORPORATION
                            (Registrant)




                            /s/     Michael D. Fullwood
Date: May 10, 1996          ----------------------------------------------------
                            Michael D. Fullwood
                            Executive Vice President and Chief Financial Officer



                            /s/      Dustan E. McCoy
Date: May 10, 1996          ----------------------------------------------------
                            Dustan E. McCoy
                            Vice President - General Counsel and Corporate
                              Secretary