Form 10-Q
period 1996-06-30
WITCO CORP
filed 1996-08-14
CIK 107889

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



  [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________


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

                                 (203) 552-2000
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X       NO
                                -----       -----


The number of shares of common stock outstanding is as follows:

            Class                                   Outstanding at July 31, 1996
            -----                                   ----------------------------
Common Stock - $5 par value                                           56,649,410

                                WITCO CORPORATION

                                    FORM 10-Q
                  For the quarterly period ended June 30, 1996


                             CONTENTS                                   PAGE
                             --------                                   ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed  consolidated balance sheets at June 30, 1996
          (unaudited) and December 31, 1995                               2


          Condensed   consolidated   statements   of   operations
          (unaudited) for the three and six months ended June 30,
          1996 and 1995                                                   3


          Condensed   consolidated   statements   of  cash  flows
          (unaudited)  for the six months ended June 30, 1996 and
          1995                                                            4


          Notes to condensed  consolidated  financial  statements
          (unaudited)                                                     5


          Independent  accountants'  report on review of  interim
          financial information                                           8


Item 2.   Management's   Discussion  and  Analysis  of  Financial
          Condition and Results of Operations                             9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                              14

Item 4.   Submission of Matters to a Vote of Security Holders            15

Item 6.   Exhibits and Reports on Form 8-K                               16

Signatures                                                               17

Index of Exhibits                                                        18

PART I.FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            WITCO CORPORATION AND SUBSIDIARY COMPANIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands Except Per Share Data)

                                                                June 30,                                December 31,
                                                                  1996                                    1995 (a)
                                                        ------------------------                 ------------------------
                                                              (Unaudited)
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                         $  119,652                               $  143,994
    Accounts and notes receivable-net                                    425,460                                  406,486
    Inventories
      Raw materials and supplies                        $115,195                                 $115,231
      Finished goods                                     209,337         324,532                  207,667         322,898
                                                        --------                                 --------
    Prepaid and other current assets                                      70,007                                   70,667
                                                                      ----------                               ----------
        TOTAL CURRENT ASSETS                                             939,651                                  944,045
                                                                      ----------                               ----------
  PROPERTY, PLANT, AND EQUIPMENT -
    less accumulated depreciation
    of $634,349 and $586,595                                             797,898                                  811,667

  GOODWILL AND OTHER INTANGIBLE ASSETS -
    less accumulated amortization of $78,313
    and $62,450                                                          715,612                                  728,124
  OTHER ASSETS                                                           125,560                                  118,182
  NET ASSETS OF DISCONTINUED OPERATIONS                                  171,293                                  170,426
                                                                      ----------                               ----------
        TOTAL ASSETS                                                  $2,750,014                               $2,772,444
                                                                      ==========                               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Notes and loans payable                                           $  308,857                               $  309,171
    Accounts payable and other current liabilities                       439,644                                  385,294
                                                                      ----------                               ----------
        TOTAL CURRENT LIABILITIES                                        748,501                                  694,465
                                                                      ----------                               ----------
  LONG-TERM DEBT                                                         678,907                                  683,830
  DEFERRED INCOME TAXES                                                   61,860                                   87,532
  DEFERRED CREDITS AND OTHER LIABILITIES                                 311,374                                  302,500
  SHAREHOLDERS' EQUITY
     $2.65 Cumulative Convertible Preferred Stock,
       par value $1 per share
       Authorized - 14 shares
       Issued and outstanding - 7 shares                                       7                                        7
     Common Stock, par value $5 per share
       Authorized - 100,000 shares
       Issued and outstanding -
         56,649 shares and 56,435 shares                                 283,247                                  282,173
     Capital in excess of par value                                      135,934                                  131,076
     Equity adjustments:
       Foreign currency translation                                       13,029                                   17,222
       Pensions                                                           (5,884)                                  (4,898)
     Retained earnings                                                   523,039                                  578,537
                                                                      ----------                               ----------
        TOTAL SHAREHOLDERS' EQUITY                                       949,372                                1,004,117
                                                                      ----------                               ----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $2,750,014                               $2,772,444
                                                                      ==========                               ==========

(a) The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date.

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                              Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
                                                         --------------------------    --------------------------
                                                                    (In thousands except per share data)
                                                             1996           1995           1996           1995
                                                         -----------    -----------    -----------    -----------
Net Sales                                                $   571,458    $   489,231    $ 1,160,883    $ 1,007,183

Cost of Goods Sold                                           434,680        390,634        883,025        795,847
                                                         -----------    -----------    -----------    -----------

Gross Profit                                                 136,778         98,597        277,858        211,336

Operating Expenses
  Selling expense                                             28,588         18,898         55,707         38,836
  General and administrative expenses                         36,480         27,712         71,907         58,151
  Research and development                                    18,037         12,633         36,026         25,076
  Other expenses (income) - net                                5,507        (79,477)         6,788        (84,323)
                                                         -----------    -----------    -----------    -----------
    Total Operating Expenses                                  88,612        (20,234)       170,428         37,740
                                                         -----------    -----------    -----------    -----------

Operating Income from Continuing Operations                   48,166        118,831        107,430        173,596

Other Expense (Income) - Net
  Interest expense                                            17,724          8,294         35,393         16,744
  Interest income                                             (2,403)        (3,208)        (4,871)        (6,130)
  Other expense - net                                            901            671          1,874          1,877
                                                         -----------    -----------    -----------    -----------
Income from Continuing Operations before
  Income Taxes                                                31,944        113,074         75,034        161,105

Income Taxes                                                  13,425         44,053         30,934         61,814
                                                         -----------    -----------    -----------    -----------
Income from Continuing Operations                             18,519         69,021         44,100         99,291

Discontinued Operations:
Income from Discontinued Operations -
  Net of Income Taxes of $ -,
  $1,412, $283, and $1,298                                      --            2,333            340          1,838
Estimated Loss on Disposal - Net of Income Tax Benefit
  of $43,612                                                 (68,253)          --          (68,253)          --
                                                         -----------    -----------    -----------    -----------

Income (Loss) from Discontinued Operations                   (68,253)         2,333        (67,913)         1,838
                                                         -----------    -----------    -----------    -----------

    Net Income (Loss)                                    $   (49,734)   $    71,354    $   (23,813)   $   101,129
                                                         ===========    ===========    ===========    ===========

PER COMMON SHARE: PRIMARY
  Income from continuing operations                      $       .33    $      1.22    $       .77    $      1.76
  Discontinued operations:
    Income from discontinued
    operations - net of income taxes                            --              .04            .01            .03
    Estimated loss on disposal - net of
    income tax benefit                                         (1.20)          --            (1.20)          --
                                                         -----------    -----------    -----------    -----------
  Net Income (Loss)                                      $      (.87)   $      1.26    $      (.42)   $      1.79
                                                         ===========    ===========    ===========    ===========

PER COMMON SHARE: FULLY DILUTED
  Income from continuing operations                      $       .32    $      1.22    $       .77    $      1.76
  Discontinued operations:
    Income from discontinued
    operations - net of income taxes                            --              .04           --              .03
    Estimated loss on disposal - net of
    income tax benefit                                         (1.19)          --            (1.19)          --
                                                         -----------    -----------    -----------    -----------
  Net Income (Loss)                                      $      (.87)   $      1.26    $      (.42)   $      1.79
                                                         ===========    ===========    ===========    ===========

Weighted average number of common shares
  and equivalents - primary                                   56,990         56,460         56,943         56,410
                                                         ===========    ===========    ===========    ===========

Dividends declared                                       $       .28    $       .28    $       .56    $       .56
                                                         ===========    ===========    ===========    ===========

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                ----------------------
                                                                   1996         1995
                                                                ---------    ---------
                                                                     (In Thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES                       $  74,485    $  25,329
                                                                ---------    ---------
INVESTING ACTIVITIES

 Expenditures for property, plant, and equipment                  (77,910)     (49,070)
 Proceeds from dispositions                                        13,650      146,026
 Other investing activities                                        (2,521)      (1,824)
                                                                ---------    ---------
   Net Cash Provided by (Used in) Investing Activities            (66,781)      95,132
                                                                ---------    ---------

FINANCING ACTIVITIES

 Proceeds from borrowings                                         303,831            3
 Payments on borrowings                                          (306,698)        (703)
 Dividends paid                                                   (31,643)     (31,459)
 Other financing activities                                         5,014        3,653
                                                                ---------    ---------
   Net Cash Used in Financing Activities                          (29,496)     (28,506)
                                                                ---------    ---------

Effects of Exchange Rate Changes on Cash and Cash Equivalents      (2,550)      10,890
                                                                ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (24,342)     102,845

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  143,994      197,173
                                                                ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 119,652    $ 300,018
                                                                =========    =========

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1995.

The condensed consolidated financial statements at June 30, 1996, and for the three and six month periods ended June 30, 1996 and 1995, have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by independent accountants Ernst & Young LLP, and their report is included herein.


NOTE B - Statement of Operations Reclassifications

Effective January 1, 1996, the company made the following revisions to its statement of operations format:

  o Depreciation expense is included in cost of goods sold, general and administrative expenses, selling expense and research and development.
     Amortization expense is included in other expenses (income) - net. Depreciation and amortization was previously classified separately.

  o Research and development, previously included in cost of goods sold, is now classified separately.

  o State income taxes, previously included in cost of goods sold, and other expenses (income)-net are now classified as income taxes.

The condensed consolidated statement of operations for the three and six month periods ended June 30, 1995 have been reclassified for these changes.


NOTE C - Discontinued Operations

On September 11, 1995, the company announced its intention to divest its Lubricants Group. These operations are reflected as discontinued operations for all periods presented in the company's statements of operations and as net assets of discontinued operations in the company's balance sheets. Total revenues for the three and six month periods ended June 30, 1996 and 1995 were $92,036,000 and $179,215,000, and $97,444,000 and $181,943,000 respectively.

The results of these operations were impacted in the second quarter and the six months ended June 30, 1996 by an after tax charge of $68,253,000, or $1.20 per common share, associated with the divestiture of the Lubricants Group. The charge is based upon recent events and information which resulted in management's current estimate of the net realizable value of the Lubricants Group. This latest estimate is based upon contract negotiations, lower than anticipated bids for portions of the group and amendments to the company's plan of disposal, including plant closures, which resulted in a writedown of certain assets and a provision for associated costs. The divestiture of the Lubricants Group is expected to be completed by year-end.

A summary of net assets of discontinued operations for the periods ended June 30, 1996 and December 31, 1995 are as follows:

                                                              June 30,   December 31,
In Thousands                                                   1996          1995
- ------------                                                 ---------     ---------
Accounts and notes receivable - net                         $  58,339     $  61,633
Inventories - net of LIFO reserve of $32,188 and $27,823       43,652        38,378
Property, plant, and equipment - net                           67,870       112,639
Accounts payable and other current liabilities                 (3,065)      (39,603)
Other assets and liabilities - net                              4,497        (2,621)
                                                            ---------     ---------
      Net assets of discontinued operations                 $ 171,293     $ 170,426
                                                            =========     =========

Additional liabilities of the Lubricants Group are included in "Accounts payable and other current liabilities" ($66,853,000) and "Deferred credits and other liabilities" ($48,426,000) as of June 30, l996.

On August 1, 1996, the company entered into an agreement to sell certain assets of the Kendall/Amalie unit of the Lubricants Group. The terms of the agreement are consistent with the company's amended plan of disposal.


NOTE D - Other Matters

At December 31, 1995, the company had $605 million of bank loans outstanding under a credit agreement with a consortium of banks. On February 12, 1996, the company issued $150 million of 6.125% Notes due 2006 and $150 million of 6.875% Debentures due 2026. The net proceeds of $297 million, plus cash on hand, were used to repay $300 million of bank loans under the credit agreement. Immediately thereafter, the availability under the credit agreement, as amended, was reduced to $375 million of which $305 million was utilized at June 30, 1996.

The statements of operations for the three and six month periods ended June 30, 1995 include a gain of $27,073,000, or $.48 per common share, from the sale of the company's Carbon Black business. The pre-tax gain of $44,547,000 is included in the caption "Operating Expenses - Other expenses (income) - net".

The statements of operations for the three and six month periods ended June 30, 1995 include a gain of $23,032,000, or $.40 per common share, as a result of settlements with certain of the company's insurers, net of related legal and other costs. The pre-tax gain of $37,696,000 is included in the caption "Operating Expenses - Other expenses (income) - net".

The statement of operations for the six month period ended June 30, 1995, includes a gain of $5,918,000 or $.11 per common share, from the sale of the company's Battery Parts business. The pre-tax gain of $9,532,000 is included in the caption "Operating Expenses - Other expenses (income) - net".


NOTE E - Effective Tax Rate

The effective tax rates of 42% and 41.2% for the three and six month periods ended June 30, 1996, as compared to the statutory tax rate of 35%, are primarily the result of state income taxes and goodwill amortization related to OSi Specialties, Inc., which is not deductible for income tax purposes. The effective tax rates of 39% and 38.4% for the three and six month periods ended June 30, l995, as compared to the statutory tax rate of 35%, are primarily the result of state income taxes.


NOTE F - Litigation and Environmental

The company has been notified that it is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties, and damages to persons, property and natural resources. As of June 30, 1996, the company was a PRP, or a defendant, in connection with 67 sites at which it is likely to incur costs associated with environmental investigation or remedial actions which have been or will be executed pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Resource Conservation and Recovery Act ("RCRA") or similar state or local laws. With 21 exceptions, all of these sites involve one or more other PRPs and in most cases there are numerous other PRPs in addition to the company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

At June 30, 1996, the company's reserves for environmental remediation and compliance costs (including $66,635,000 of both current and long-term environmental liabilities from the Lubricants Group) amounted to $145,286,000, reflecting the company's estimate of the costs to be incurred over an extended period of time in respect of those matters which are reasonably estimable. The change in the company's environmental reserves from December 31, l995 was primarily the result of the company's amended plan of disposal.

The company is a defendant in six similar actions arising out of the company's involvement in the polybutylene resin manufacturing business in the 1970's. Five of the following cases are currently pending in California state courts and one is pending in Texas state court: East Bay Municipal Utility District v. Mobil Oil Corporation, et al., filed in November 1993, and pending in Superior Court for the County of San Mateo, California; City of Santa Maria v. Shell Oil Company, et al., filed in May 1994, and pending in Superior Court for the County of San Luis Obispo, California; Nipomo Community Services District v. Shell Oil Company, et al., filed in May 1995, and pending in Superior Court for the County of Santa Barbara, California; Alameda County Water District v. Mobil Oil Corporation, et al., filed in April 1996, and Marin Municipal Water District v. Shell Oil Company, et al., filed in May 1996, both pending in Superior Court for the County of San Mateo; and City of Austin v. Shell Oil Company, et al., filed in June 1996 and pending in the District Court of Travis County, Texas. The actions generally allege that the company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations in the California and Texas actions include breach of the California Unfair Practices Act and the Texas Deceptive Practices Act, respectively; breach of warranty, fraud and strict liability. It is possible that the company may be named as a defendant in future actions arising out of its past involvement in the polybutylene resin manufacturing business.

The company is a defendant in an action filed on May 15, 1992 in New Jersey state court styled Gordon et al. v. Witco Corporation, Superior Court of New Jersey Law Division - Morris County Docket No. MRS-L-2165-92 in which nine former employees of the company sought compensatory and punitive damages on the basis their termination of employment by the company violated the New Jersey age discrimination statute and caused loss of income and emotional harm. Prior to the trial of the action the company settled the claims of five of the plaintiffs. Following trial and while the jury deliberated, the company settled the claims of two of the remaining plaintiffs, but the jury was not informed of the settlements. On March 6, 1996, the jury in the action awarded a verdict of compensatory and punitive damages in favor of three plaintiffs (two of whom had settled and were limited to the settlement amounts) and a verdict in favor of the company and against the fourth plaintiff. On May 29, 1996, judgment was entered in favor of the non-settling plaintiff in the amount of $2,252,265.50, together with post-judgment interest. The company has filed an appeal which is presently pending in the Superior Court of New Jersey, Appellate Division, challenging the verdicts and various decisions by the trial court and asking for judgment notwithstanding the verdict or a new trial. The one successful plaintiff has filed an appeal for further damages and attorney's fees. The unsuccessful plaintiff has also filed an appeal seeking a new trial on all issues. The parties have consented to a stay of the judgment pending the outcome of the appeal process and the company has posted a bond for the judgment.

The company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position. However, the company's results could be materially affected in future periods by the resolution of these contingencies.

                     Independent Accountants' Review Report


The Board of Directors
Witco Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Witco Corporation and Subsidiary Companies as of June 30, 1996, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Stamford, Connecticut
August 13, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

Cash and cash equivalents decreased $24.3 million during the first six months of 1996 primarily from an increase in accounts receivable and increased capital spending. The OSi Specialties, Inc. ("OSi Specialties") business acquired in the fourth quarter of 1995 is the primary reason for the company's increased capital spending levels.

At December 31, l995, the company had $605 million of bank loans outstanding under a credit agreement with a consortium of banks. On February 12, l996, the company issued $150 million of 6.125% Notes due 2006 and $150 million of 6.875% Debentures due 2026. The net proceeds of $297 million, plus cash on hand, were used to repay $300 million of bank loans under the credit agreement. Immediately thereafter, the availability under the credit agreement, as amended, was reduced to $375 million. The company plans to repay the remaining $305 million with available proceeds from the divestiture of the Lubricants Group, cash flow from operations or additional long-term financing. The company anticipates net proceeds from the divestiture of the Lubricants Group, after taxes, will approximate $140 million during 1996. The company anticipates that net cash after taxes of approximately $50 million will be spent in future years to satisfy obligations, including environmental liabilities, that will remain with the company related to the divestiture of the Lubricants Group. The result of the Lubricants Group divestiture, which is expected to be completed by year-end, is an anticipated favorable net cash impact after taxes of approximately $90 million.

CAPITAL INVESTMENTS AND COMMITMENTS

Capital expenditures for the first six months of 1996 amounted to $77.9 million, as compared to $49.1 million during the same period of 1995. Capital expenditures related to continuing operations as of June 30, l996 and 1995 were $70.8 million and $40.1 million, respectively. The company expects that capital expenditures for the year ending December 31, 1996 related to continuing operations will be in the range of $150 million to $170 million.

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

The company is not a party to any legal proceedings or environmental matters which it believes will have a material adverse effect on its consolidated financial position. However, the company's results could be materially affected in future periods by the resolution of these contingencies. The company, however, does not expect the results of such proceedings or environmental matters to materially affect its competitive position.

DISCONTINUED OPERATIONS

On September 11, l995, the company announced its intention to divest its Lubricants Group (see Note C of Notes to Financial Statements for additional details).

RESULTS FROM CONTINUING OPERATIONS

The company reported income from continuing operations of $18.5 million for the second quarter of 1996 and $44.1 million for the six months ended June 30, 1996, compared to $69.0 million and $99.3 million for the corresponding quarter and six months ended June 30, 1995, respectively. A comparison of these periods is affected by non-recurring gains. The following table shows the effect of these non-recurring items on income.

(Unaudited - millions of dollars                                          Three Months Ended June 30,
  except per share data)                                            1996                               1995
- ------------------------------------------------      ---------------------------------  ---------------------------------
                                                      Pre-Tax                  Income    Pre-Tax                   Income
                                                       Income      Income     Per Share   Income       Income    Per Share
- ------------------------------------------------      -------      ------     ---------   ------       ------    --------
Continuing operations excluding
  non-recurring items                                  $ 31.9      $ 18.5      $  .33     $ 30.9       $ 18.9      $  .34

Insurance settlements                                      --          --          --       37.7         23.0         .40

Gain on disposition of
  operations of a subsidiary                               --          --          --       44.5         27.1         .48

- ------------------------------------------------       ------      ------      ------     ------       ------      ------
Continuing operations                                  $ 31.9      $ 18.5      $  .33     $113.1       $ 69.0      $ 1.22
- ------------------------------------------------       ------      ------      ------     ------       ------      ------


(Unaudited - millions of dollars                                           Six Months Ended June 30,
  except per share data)                                            1996                               1995
- ------------------------------------------------      ---------------------------------  ---------------------------------
                                                      Pre-Tax                  Income    Pre-Tax                   Income
                                                       Income      Income     Per Share   Income       Income    Per Share
- ------------------------------------------------      -------      ------     ---------   ------       ------    --------
Continuing operations excluding
  non-recurring items                                  $ 75.0      $ 44.1      $  .77     $ 69.4       $ 43.3      $  .77

Insurance settlements                                      --          --          --       37.7         23.0         .40

Gain on disposition of
  operations of subsidiaries                               --          --          --       54.0         33.0         .59

- ------------------------------------------------       ------      ------      ------     ------       ------      ------
Continuing operations                                  $ 75.0      $ 44.1      $  .77     $161.1       $ 99.3      $ 1.76
- ------------------------------------------------       ------      ------      ------     ------       ------      ------


Second quarter 1996 net sales from continuing operations of $571.5 million were 17 percent greater than those for the same period in 1995. The acquisition of OSi Specialties accounted for the increase in sales and more than offset the loss in sales attributable to the 1995 divestiture of the Diversified Products Segment and the first quarter 1996 sale of the company's 60 percent interest in Witco Ltd. Net sales from continuing operations, excluding OSi Specialties and the aforementioned dispositions, rose approximately $4 million. While volume remained flat, higher sales prices and a favorable product sales mix offset the effect of unfavorable foreign currency translations, causing sales to rise.

Income from continuing operations for the second quarter of 1996 was $18.5 million, compared to $18.9 million, excluding non-recurring items, for the same period of 1995. The $0.4 million decline was a result of higher interest expense attributable to financing the OSi Specialties acquisition and the assumption of OSi Specialties' debt, coupled with a 3 percent rise in the effective tax rate primarily due to the non-deductible amortization of goodwill arising from the OSi Specialties acquisition. This offsets a 0.9 percent increase in the operating income margin, mainly attributable to the improved operating results reported by the company's Chemical Segment. The effect of adding OSi Specialties' higher margin business to the 1996 results was offset by the absence of the Carbon Black business included in the Diversified Products Segment which reported high margins in 1995.

Sales of $1.2 billion for the six months ended June 30, 1996 were 15 percent higher than sales for the corresponding period in 1995. OSi Specialties' contribution to 1996 sales surpassed those attributable to the company's businesses sold in 1995 and 1996. Excluding sales attributable to the businesses either sold or acquired in 1995 and 1996, current year sales declined approximately $3 million compared to 1995. The adverse effect of foreign currency translations of $14.1 million was partially offset by higher sales prices and a favorable product sales mix.

Income from continuing operations was $44.1 million for the first six months of 1996, compared to $43.3 million, excluding non-recurring items, for the same period in 1995. This increase was attributable to a 1.2 percent improvement in the operating income margin which was partially offset by increases in interest expense and the effective tax rate, for reasons noted in the quarter comparison. The acquisition of OSi Specialties added 1.4 percent to the current year operating income margin, while the disposition of the Diversified Products businesses had a 0.8 percent adverse effect. The balance of the margin improvement was a result of a reduction in other operating costs which was mainly attributable to miscellaneous income items in the first quarter.

The company plans to adopt the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation," in 1996. Accordingly, operating results will not be affected by the adoption.

SEGMENT INFORMATION

Segment net sales and operating income for the second quarter and first six months of 1996 and 1995 are set forth in the following table. As a result of the company's decision to sell the Lubricants Group, the operating results of which have been recorded as discontinued operations, the Petroleum Segment consists solely of the Petroleum Specialties Group.

                                                               Three Months Ended June 30,   Six Months Ended June 30,
(Unaudited - millions of dollars)                                  1996          1995          1996            1995
- ----------------------------------------------------------       --------      --------      --------        --------
Net sales
  Chemical                                                       $  362.7      $  371.1      $  740.4        $  753.2
  OSi Specialties                                                   113.4            --         226.3              --
  Petroleum                                                          96.1          93.9         195.3           197.6
  Diversified products                                                 --          25.7            --            61.4
  Intersegment elimination                                            (.7)         (1.5)         (1.1)           (5.0)
- ----------------------------------------------------------       --------      --------      --------        --------
     Net sales                                                   $  571.5      $  489.2      $1,160.9        $1,007.2
- ----------------------------------------------------------       --------      --------      --------        --------

Operating income from continuing operations:
  Chemical                                                       $   32.0      $   28.0      $   68.5        $   61.9
  OSi Specialties                                                    16.1            --          33.8              --
  Petroleum                                                           6.1           7.1          12.7            15.2
  Diversified products                                                 --          50.4            --            66.0
  Corporate and unallocated                                          (6.0)         33.3          (7.6)           30.5
- ----------------------------------------------------------       --------      --------      --------        --------
Operating income from continuing
  operations                                                     $   48.2      $  118.8      $  107.4        $  173.6
- ----------------------------------------------------------       --------      --------      --------        --------

CHEMICAL SEGMENT

The Chemical Segment's second quarter 1996 sales of $362.7 million were 2 percent lower than the corresponding quarter of 1995. The sale of the company's 60 percent interest in Witco Ltd., located in Haifa, Israel, accounted for the segment's lower sales. Excluding Witco Ltd., the effect of higher sales prices and a favorable product sales mix was offset by unfavorable foreign currency translations and a 2 percent decline in shipment volume.

The Chemical Segment's second quarter operating income increased 14 percent to $32 million compared to the second quarter of 1995. This increase in earnings was primarily attributable to an improved gross profit margin resulting from higher sales prices and lower manufacturing costs, achieved primarily through productivity improvement initiatives. The segment's Oleo/Surfactants and Polymer Additives Groups both reported higher operating earnings. The Oleo/Surfactants Group benefited from a favorable product sales mix, higher sales prices and increased agricultural surfactants shipments resulting from an extended planting season and greater market penetration. An upturn in the construction industry and the ability to recover a portion of past feedstock price increases through higher sales prices resulted in improved earnings for the segment's Polymer Additives Group. Second quarter Resins Group earnings were lower than those reported for the prior year. The group was adversely affected by a weakness in the polyester foam industry, the lowering of sales prices to meet competitive pressures and start up costs attributable to the group's Singapore facility.

Sales of $740.4 million reported by the Chemical Segment for the six months ended June 30, 1996 were 2 percent lower than the corresponding period of 1995. Approximately 50 percent of the decline in sales was attributable to the sale of Witco Ltd. The balance of the decrease was due to a 2 percent decline in volume and unfavorable foreign currency translations, partially offset by higher sales prices and favorable product mix.

The Chemical Segment's operating income of $68.5 million for the first six months of 1996 was 11 percent greater than the income reported for the same period in 1995. The segment continues to benefit from stable feedstock prices and cost savings initiatives, while sales prices remain ahead of 1995. Consistent with the second quarter comparison, current year operating earnings for the Oleo/Surfactants and Polymer Additives Groups were ahead of the prior year. An increase in the global demand for agricultural surfactants and laundry products, along with greater shipments from the group's European operations, added to the Oleo/Surfactants Group's improved earnings. This group reported higher product margins that were achieved primarily through sales price increases in certain business sectors and successful cost savings measures which offset higher expenses attributable to the current year's severe winter weather. The Polymer Additives Group's domestic operations reported higher earnings, while its international earnings were flat compared to 1995. Cost reductions achieved through productivity improvement initiatives was the predominant factor leading to the group's improved performance. Lower operating earnings reported by the segment's Resins Group were attributable to market induced sales price reductions, reduced European product demand, and increased costs associated with the current year's severe winter in the United States and Europe.

OSi SPECIALTIES SEGMENT

OSi Specialties, acquired during the fourth quarter of 1995, added $113.4 million and $226.3 million, respectively, to Witco's reported net sales for the second quarter and six months ended June 30, 1996. Although not included in Witco's 1995 results, the segment's net sales for both the second quarter and six months ended June 30, 1996 were 2 percent lower than in 1995. OSi Specialties contributed $16.1 million and $33.8 million, inclusive of acquisition related amortization, respectively, to the company's second quarter and six months reported 1996 operating income. Current year earnings for the quarter and six months ended June 30, l996 were 2 percent and 12 percent greater, respectively, than the prior year's earnings, on a pro forma basis, due to a favorable product sales mix, higher sales prices, manufacturing efficiencies and a reduced dependence on purchased intermediate feedstocks.

PETROLEUM SEGMENT

Second quarter 1996 Petroleum Segment sales of $96.1 million were 2 percent ahead of the corresponding period of 1995. An increase in shipment volume of approximately 7 percent more than offset the impact of an unfavorable product mix and foreign currency translations.

Second quarter Petroleum Segment operating income of $6.1 million continued to lag behind prior year reported earnings. The $1.0 million decline was primarily a result of additional costs attributable to the under-utilization of manufacturing capacity that recently became available through plant expansions. The resulting excess capacity was due to lower than expected product demand.

The Petroleum Segment's sales of $195.3 million for the first six months of 1996 were 1 percent lower than the sales reported for the same period of 1995. Although volume rose 3 percent compared to 1995, lower sales prices and unfavorable foreign currency translations resulted in a decline in sales.

Petroleum Segment operating income for the six months ended June 30, 1996 of $12.7 million declined $2.5 million compared to the corresponding period of 1995. The inability to recover costs associated with recently completed plant expansions due to lower than anticipated product demand, coupled with an erosion of product margins attributable to competitive pricing pressures and an unfavorable sales product mix, caused operating income to decline.

DIVERSIFIED PRODUCTS SEGMENT

The final phase of the Diversified Products Segment's divestiture program was completed during the second quarter of 1995. This segment's operating income for the second quarter and six months ended June 30, 1995 included pre-tax gains of $44.5 million and $54.0 million, respectively, from the sale of the segment's businesses.

CORPORATE AND UNALLOCATED

Corporate and unallocated for both the second quarter and six months ended June 30, 1995 included $37.7 million of insurance settlements, net of legal and other costs, with certain of the company's insurance carriers arising out of litigation concerning coverage for certain environmental expenditures.

OUTLOOK

The company is disappointed with second quarter 1996 earnings and does not anticipate business conditions or earnings realized in the first six months of 1996 improving in the second half of the year. In an effort to place a greater emphasis on the Specialty Chemicals segment of its business, the company will continue with the divestiture of its non-core Lubricants Group during the latter half of 1996. Consistent with this plan, on August 5, 1996, the company announced that it had entered into a purchase agreement with Sun Company, Inc., pursuant to which Sun Company, Inc. will purchase certain assets of the Kendall/Amalie unit of the company's Lubricants Group. The sale is expected to close in late 1996. The acquisition will include customer lists, trademarks, blending and packaging facilities and distribution centers; however, three locations will not be included in the sale. Discussions are currently underway with prospective purchasers for the remaining units of the Lubricants Group.

While continuing its asset consolidation initiatives, the company plans to focus efforts on lowering manufacturing costs and building market strength in an effort to increase sales and earnings in 1997 and beyond.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

The company has been notified that it is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state, and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of June 30, 1996, the company was a PRP, or a defendant, in connection with 67 sites at which it is likely to incur costs associated with environmental investigation or remedial actions which have been or will be executed pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Resource Conservation and Recovery Act ("RCRA") or similar state or local laws. With 21 exceptions, all of these sites involve one or more other PRPs, and in most cases, there are numerous other PRPs in addition to the company. CERCLA, RCRA, and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release or suspected release of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

The company is a defendant in six similar actions arising out of the company's involvement in the polybutylene resin manufacturing business in the 1970's. Five of the following cases are currently pending in California state courts and one is pending in Texas state court: East Bay Municipal Utility District v. Mobil Oil Corporation, et al., filed in November 1993, and pending in Superior Court for the County of San Mateo, California; City of Santa Maria v. Shell Oil Company, et al., filed in May 1994, and pending in Superior Court for the County of San Luis Obispo, California; Nipomo Community Services District v. Shell Oil Company, et al., filed in May 1995, and pending in Superior Court for the County of Santa Barbara, California; Alameda County Water District v. Mobil Oil Corporation, et al., filed in April 1996, and Marin Municipal Water District v. Shell Oil Company, et al., filed in May 1996, both pending in Superior Court for the County of San Mateo; and City of Austin v. Shell Oil Company, et al., filed in June 1996 and pending in the District Court of Travis County, Texas. The actions generally allege that the company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations in the California and Texas actions include breach of the California Unfair Practices Act and the Texas Deceptive Practices Act, respectively; breach of warranty, fraud and strict liability. It is possible that the company may be named as a defendant in future actions arising out of its past involvement in the polybutylene resin manufacturing business.

The company is a defendant in an action filed on May 15, 1992 in New Jersey state court styled Gordon et al. v. Witco Corporation, Superior Court of New Jersey Law Division - Morris County Docket No. MRS-L-2165-92 in which nine former employees of the company sought compensatory and punitive damages on the basis their termination of employment by the company violated the New Jersey age discrimination statute and caused loss of income and emotional harm. Prior to the trial of the action the company settled the claims of five of the plaintiffs. Following trial and while the jury deliberated, the company settled the claims of two of the remaining plaintiffs, but the jury was not informed of the settlements. On March 6, 1996, the jury in the action awarded a verdict of compensatory and punitive damages in favor of three plaintiffs (two of whom had settled and were limited to the settlement amounts) and a verdict in favor of the company and against the fourth plaintiff. On May 29, 1996, judgment was entered in favor of the non-settling plaintiff in the amount of $2,252,265.50 together with post-judgment interest. The company has filed an appeal which is presently pending in the Superior Court of New Jersey, Appellate Division, challenging the verdicts and various decisions by the trial court and asking for judgment notwithstanding the verdict or a new trial. The one successful plaintiff has filed an appeal for further damages and attorney's fees. The unsuccessful plaintiff has also filed an appeal seeking a new trial on all issues. The parties have consented to a stay of the judgment pending the outcome of the appeal process and the company has posted a bond for the judgment.

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

The company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position. However, the company's results could be materially affected in future periods by the resolution of these contingencies.

ITEM 4.   Submission of Matters to a Vote of Security Holders

(a) The company's Annual Meeting of Shareholders was held on April 24, 1996, at the offices of the company, One American Lane, Greenwich, Connecticut.

(b) At the Annual Meeting, the company's shareholders elected three directors, each to serve a term expiring in 1999, as follows:

                                                      Votes
                                       ---------------------------------
                                           For                  Withheld
                                       ----------               --------

     Harry G. Hohn                     50,423,618               872,667
     Dan J. Samuel                     50,359,653               936,632
     Bruce F. Wesson                   50,450,115               846,170

     Directors who did not stand for election and whose terms expire in 1997 are: Simeon Brinberg, William R. Grant, Richard M. Hayden, and William R. Toller. Directors who did not stand for election and whose terms expire in 1998 are: William G. Burns, William E. Mahoney, L. John Polite, Jr., and William Wishnick. (Director William E. Mahoney retired as an officer and director of the company in June 1996.)

(c) In addition to the election of directors, at the Annual Meeting the company's shareholders:

     (i)  Approved the  adoption of the Witco  Corporation  Long Term  Incentive
          Plan.

                                           Votes
               ------------------------------------------------------------
                  For                      Against                  Abstain
               ----------                 ---------                 -------
               44,775,728                 6,352,715                 167,842

     (ii) Approved the amendment of the 1995 Stock Option Plan for Employees of Witco Corporation and its Subsidiaries.

                                            Votes
               ------------------------------------------------------------
                  For                      Against                  Abstain
               ----------                 ---------                 -------
               43,198,164                 7,916,533                 181,288

     (iii)Ratified the appointment of Ernst & Young LLP as the company's independent auditors for 1996.

                                            Votes
               ------------------------------------------------------------
                  For                      Against                  Abstain
               ----------                 ---------                 -------
               50,774,062                  463,388                  58,835

     (iv) Defeated a shareholder proposal requesting diversity on the Board of Directors.

                                           Votes
               ------------------------------------------------------------
                Against                      For                    Abstain
               ----------                 ---------                 -------
               40,346,495                 7,719,426                 882,062

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11   Statement re computation of per share earnings
               15   Letter re unaudited interim financial information
               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               The company filed two Current Reports on Form 8-K, the first, dated June 12, 1996 and filed with the Securities and Exchange Commission on June 17, 1996, pertained to a change in management, with the company's Board of Directors naming Dr. E. Gary Cook Chairman, Chief Executive Officer and President of the company succeeding William R. Toller, the company's Chairman and Chief Executive Officer, who retired. Mr. Toller was named Honorary Chairman and will remain as a director. William E. Mahoney, the company's Vice Chairman and Chief Operating Officer, also retired. The second Current Report on Form 8-K, dated June 21, 1996 and filed with the Securities and Exchange Commission on that date, pertained to the company revising the format of its statements of income, thereby reclassifying the consolidated statements of income and continuing operations by industry segment for the quarters ended March 31, 1995, June 30, 1995, September 30, 1995 and December 31, 1995, respectively, and for the year ended December 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WITCO CORPORATION
                                         (Registrant)




                                         /s/     Peter J. Biancotti
Date:  August 14, 1996                   -------------------------------------
                                         Peter J. Biancotti
                                         Controller - Chief Accounting Officer



                                         /s/      Dustan E. McCoy
Date:  August 14, 1996                   -------------------------------------
                                         Dustan E. McCoy
                                         Vice President, General Counsel and
                                         Corporate Secretary

                                WITCO CORPORATION

                                INDEX TO EXHIBITS


 Exhibit No.               Description                                 Page No.
 -----------               -----------                                 --------
     11        Statement re computation of per share earnings             19

     15        Letter re unaudited interim financial information          20

     27        Financial Data Schedule                                    21