Form 10-Q
period 1996-09-30
WITCO CORP
filed 1996-11-14
CIK 107889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ----------- to------------

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

                                 (203) 552-2000
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X             NO
                                 ---               ----
The number of shares of common stock outstanding is as follows:

        Class                                    Outstanding at October 31, 1996

Common Stock - $5 par value                                 56,705,745

                                WITCO CORPORATION

                                    FORM 10-Q
                For the quarterly period ended September 30, 1996

                      CONTENTS                                                       PAGE
                      --------                                                       ----
  PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Condensed consolidated balance sheets at September 30, 1996
             (unaudited) and December 31, 1995                                        2

             Condensed consolidated statements of operations (unaudited) for
             the three and nine months ended September 30, 1996 and 1995              3

             Condensed consolidated statements of cash flows (unaudited) for the
             nine months ended September 30, 1996 and 1995                            4

             Notes to condensed consolidated financial statements (unaudited)         5

             Independent accountants' report on review of interim
             financial information                                                    8

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                      9

 PART II.    OTHER INFORMATION

  Item 1.    Legal Proceedings                                                       14

  Item 6.    Exhibits and Reports on Form 8-K                                        15

  Signatures                                                                         16

  Index to Exhibits                                                                  17


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Per Share Data)


                                                              September 30,                December 31,
                                                                  1996                        1995(a)
                                                              -------------                -------------
                                                              (Unaudited)
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                  $  132,092                 $  143,994
    Accounts and notes receivable-net                             409,288                    406,486
    Inventories
     Raw materials and supplies                    $121,278                    $115,231
     Finished goods                                 210,968       332,246       207,667      322,898
                                                    -------                     -------
    Prepaid and other current assets                               71,429                     70,667
                                                               ----------                 ----------
       TOTAL CURRENT ASSETS                                       945,055                    944,045
                                                               ----------                 ----------
  PROPERTY, PLANT, AND EQUIPMENT -
    less accumulated depreciation
    of $652,892 and $586,595                                      815,719                    811,667

  GOODWILL AND OTHER INTANGIBLE ASSETS -
    less accumulated amortization of $85,599
    and $62,450                                                   708,900                    728,124
  OTHER ASSETS                                                    116,697                    118,182
  NET ASSETS OF DISCONTINUED OPERATIONS                           159,134                    170,426
                                                               ----------                 ----------
       TOTAL ASSETS                                            $2,745,505                 $2,772,444
                                                               ==========                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Notes and loans payable                                    $  294,223                   $309,171
    Accounts payable and other current liabilities                431,620                    385,294
                                                               ----------                 ----------
     TOTAL CURRENT LIABILITIES                                    725,843                    694,465
                                                               ----------                 ----------
  LONG-TERM DEBT                                                  694,154                    683,830
  DEFERRED INCOME TAXES                                            67,692                     87,532
  DEFERRED CREDITS AND OTHER LIABILITIES                          311,483                    302,500
  SHAREHOLDERS' EQUITY
    $2.65 Cumulative Convertible Preferred Stock,
     par value $1 per share
     Authorized - 14 shares
     Issued and outstanding - 7 shares                                  7                          7
    Common Stock, par value $5 per share
     Authorized - 100,000 shares
     Issued and outstanding - 56,704 shares and
      56,435 shares                                               283,521                    282,173
    Capital in excess of par value                                137,175                    131,076
    Equity adjustments:
     Foreign currency translation                                  13,306                     17,222
     Pensions                                                      (6,782)                    (4,898)
    Retained earnings                                             519,106                    578,537
                                                               ----------                 ----------
     TOTAL SHAREHOLDERS' EQUITY                                   946,333                  1,004,117
                                                               ----------                 ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $2,745,505                 $2,772,444
                                                               ==========                 ==========



(a) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                      Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
                                               ---------------------------------    ------------------------------
                                                              (In thousands except per share data)
                                                     1996             1995              1996             1995
                                                ---------------   --------------    --------------   -------------

 Net Sales                                            $562,049        $441,902        $1,722,932      $1,449,085

 Cost of Goods Sold                                    437,952         352,554         1,320,977       1,148,401
                                                ---------------   --------------    --------------   -------------

 Gross Profit                                          124,097          89,348           401,955         300,684

 Operating Expenses
     Selling expense                                    26,591          18,324            82,298          57,160
     General and administrative expenses                37,299          28,292           109,206          86,443
     Research and development                           17,869          11,429            53,895          36,505
     Other expenses (income) - net                       3,087          (5,148)            9,875         (89,471)
                                                ---------------   --------------    --------------   -------------
            Total Operating Expenses                    84,846          52,897           255,274          90,637
                                                ---------------   --------------    --------------   -------------

 Operating Income from Continuing                       39,251          36,451           146,681         210,047
 Operations

 Other Expense (Income) - Net
     Interest expense                                   17,854           9,402            53,247          26,146
     Interest income                                    (2,159)         (5,074)           (7,030)        (11,204)
     Other expense - net                                   931             933             2,805           2,810
                                                ---------------   --------------    --------------   -------------
 Income from Continuing Operations before
     Income Taxes                                       22,625          31,190            97,659         192,295

 Income Taxes                                           10,697          11,746            41,631          73,560
                                                ---------------   --------------    --------------   -------------
 Income from Continuing Operations                      11,928          19,444            56,028         118,735

 Discontinued Operations:
 Income from Discontinued Operations -
     Net of Income Taxes of $--,
     $2,851, $283, and $4,149                                -           4,466               340           6,304
 Estimated Loss on Disposal - Net of
 Income Tax Benefit of $43,612                               -               -           (68,253)              -
                                                ---------------   --------------    --------------   -------------
 Income (Loss) from Discontinued
 Operations                                                  -           4,466           (67,913)          6,304
                                                ---------------   --------------    --------------   -------------

     Net Income (Loss)                               $  11,928       $  23,910       $   (11,885)    $   125,039
                                                ===============   ==============    ==============   =============

 PER COMMON SHARE: PRIMARY
     Income from continuing operations              $      .21       $     .34       $       .98     $      2.10
     Discontinued operations:
         Income from discontinued
         operations - net of income taxes                    -             .08               .01            .11
         Estimated loss on disposal - net
          of income tax benefit                              -                             (1.20)             -
                                                ---------------   --------------    --------------   -------------
     Net Income (Loss)                             $       .21     $       .42       $      (.21)    $      2.21
                                                ===============   ==============    ==============   =============

 PER COMMON SHARE: FULLY DILUTED
     Income from continuing operations             $       .21     $       .34       $       .98     $      2.08
     Discontinued operations:
         Income from discontinued
         operations - net of income taxes                    -             .08               .01             .11
         Estimated loss on disposal - net
          of income tax benefit                              -                             (1.20)
                                                ---------------   --------------    --------------   -------------
     Net Income (Loss)                             $       .21      $      .42       $      (.21)    $      2.19
                                                ===============   ==============    ==============   =============

 Weighted average number of common shares
     and equivalents - primary                          56,867          56,861            56,919          56,542
                                                ===============   ==============    ==============   =============

 Dividends declared                               $        .28      $      .28       $       .84     $       .84
                                                ===============   ==============    ==============   =============

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                           Nine Months Ended
                                                                              September 30,
                                                                        ------------------------
                                                                          1996            1995
                                                                        --------        --------
                                                                             (In Thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES                               $140,409        $74,664
                                                                        --------        -------

INVESTING ACTIVITIES

Expenditures for property, plant, and equipment                         (118,990)       (73,615)
Proceeds from dispositions                                                13,650        146,026
Other investing activities                                                   165         (5,187)
                                                                        --------        -------
    Net Cash Provided by (Used in) Investing Activities                 (105,175)        67,224
                                                                        --------        -------

FINANCING ACTIVITIES

Proceeds from borrowings                                                 319,489            711
Payments on borrowings                                                  (322,126)          (706)
Dividends paid                                                           (47,491)       (47,220)
Other financing activities                                                 5,558          6,523
                                                                        --------        -------
    Net Cash Used in Financing Activities                                (44,570)       (40,692)
                                                                        --------        -------
Effects of Exchange Rate Changes on Cash and Cash Equivalents             (2,566)         8,929
                                                                        --------        -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (11,902)       110,125

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         143,994        197,173
                                                                        --------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $132,092       $307,298
                                                                        ========       ========


See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1995.

The condensed consolidated financial statements at September 30, 1996, and for the three and nine month periods ended September 30, 1996 and 1995, have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by independent accountants Ernst & Young LLP, and their report is included herein.

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

The condensed consolidated statement of operations for the three and nine month periods ended September 30, 1995 have been reclassified for these changes.

NOTE C - Discontinued Operations

On September 11, 1995, the company announced its intention to divest its Lubricants Group. These operations are reflected as discontinued operations for all periods presented in the company's statements of operations and as net assets of discontinued operations in the company's balance sheets. Total revenues for the three and nine month periods ended September 30, 1996 and 1995 were $99,193,000 and $278,408,000, and $99,996,000 and $281,939,000,
respectively.

The results of these operations were impacted in the nine months ended September 30, 1996 by an after tax charge of $68,253,000, or $1.20 per common share, associated with the divestiture of the Lubricants Group. The charge is based upon events and information which resulted in management's revised estimate of the net realizable value of the Lubricants Group. This revised estimate is based upon contract negotiations, lower than anticipated bids for portions of the group and amendments to the company's plan of disposal, including plant closures, which resulted in a writedown of certain assets and a provision for associated costs.

A summary of net assets of discontinued operations for the periods ended September 30, 1996 and December 31, 1995 are as follows:

                                                               Sept. 30,         December 31,
In Thousands                                                      1996               1995
------------                                                 ---------------     --------------
Accounts and notes receivable - net                           $  57,586           $  61,633
Inventories - net of LIFO reserve of $33,019 and $27,823         35,023              38,378
Property, plant, and equipment - net                             67,200             112,639
Accounts payable and other current liabilities                   (3,065)            (39,603)
Other assets and liabilities - net                                2,390              (2,621)
                                                             ===============     ==============
    Net assets of discontinued operations                      $159,134            $170,426
                                                             ===============     ==============

Additional liabilities of the Lubricants Group as of September 30, l996 are included in "Accounts payable and other current liabilities" ($67,391,000) and "Deferred Credits and Other Liabilities" ($48,113,000).

On November 1, 1996, the company sold certain assets of its Kendall/Amalie business to Sun Company Inc., certain assets of its grease gun manufacturing business to Epicor Industries, Inc., a wholly owned subsidiary of Stant Corporation, and certain assets of its grease business to Exxon Company, U.S.A. for approximately $121.0 million, subject to certain post-closing adjustments. Discussions are currently under way with prospective purchasers for the Lubricants Group's remaining operations.

NOTE D - Other Matters

At December 31, 1995, the company had $605 million of bank loans outstanding under a credit agreement with a consortium of banks. On February 12, 1996, the company issued $150 million of 6.125% Notes due 2006 and $150 million of 6.875% Debentures due 2026. The net proceeds of $297 million, plus cash on hand, were used to repay $300 million of bank loans under the credit agreement. Immediately thereafter, the availability of funds under the credit agreement was reduced to $375 million, $290 million of which was utilized at September 30, 1996. On October 11, 1996, the credit agreement was amended and the term of the facility was extended until October 10, 1997. On November 4, 1996, the company repaid $150 million of the bank loan with proceeds from the sale of three of the Lubricants businesses and cash on hand.

The statement of operations for the nine month period ended September 30, 1995 includes a gain of $27,073,000, or $.48 per common share, from the sale of the company's Carbon Black business. The pre-tax gain of $44,547,000 is included in the caption "Operating Expenses - Other expenses (income) - net".

The statements of operations for the three and nine month periods ended September 30, 1995 include gains of $4,410,000, or $.08 per common share, and $27,442,000, or $.48 per common share, respectively, as a result of settlements with certain of the company's insurers, net of related legal and other costs. The respective pre-tax gains of $7,230,000 and $44,926,000 are included in the caption "Operating Expenses - Other expenses (income) - net".

The statement of operations for the nine month period ended September 30, 1995 includes a gain of $5,918,000, or $.11 per common share, from the sale of the company's Battery Parts business. The pre-tax gain of $9,532,000 is included in the caption "Operating Expenses - Other expenses (income) - net".

NOTE E - Effective Tax Rate

The effective tax rates of 47.3% and 42.6% for the three and nine month periods ended September 30, 1996, as compared to the federal statutory tax rate of 35%, are primarily the result of state income taxes, goodwill amortization related to OSi Specialties, Inc. which is not deductible for income tax purposes and the effect of a change in the mix between domestic and foreign earnings. The effective tax rates of 37.7% and 38.3% for the three and nine month periods ended September 30, l995, as compared to the federal statutory tax rate of 35%, are primarily the result of state income taxes.

NOTE F - Litigation and Environmental

The company is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of September 30, 1996, the company was a PRP, or a defendant, in connection with 75 sites at which it is likely to incur environmental response costs as a result of actions brought against the company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Resource Conservation and Recovery Act ("RCRA") or similar state or local laws. With 25 exceptions, all of these sites involve one or more other PRPs and in most cases there are numerous other PRPs in addition to the company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

The company evaluates and reviews environmental reserves for future remediation and other costs on a quarterly basis to determine appropriate reserve amounts. Inherent in this process are considerable uncertainties which affect the company's ability to estimate the ultimate costs of remediation efforts. Such uncertainties include the nature and extent of contamination at each site, evolving governmental standards regarding remediation requirements, changes in environmental regulations, widely varying costs of alternative cleanup methods, the number and financial condition of other potentially responsible parties at multi-party sites, innovations in remediation and restoration technology and the identification of additional environmental sites.

At September 30, 1996, the company's reserves for environmental remediation and compliance costs (including $64,621,000 of both current and long-term environmental liabilities from the Lubricants Group) amounted to $142,051,000, reflecting the company's estimate of the costs to be incurred over an extended period of time in respect of those matters which are reasonably estimable. The change in the company's environmental reserves from December 31, l995 was primarily the result of the company's amended plan of disposal.

The company is a defendant in six similar actions arising out of the company's involvement in the polybutylene resin manufacturing business in the 1970's. Five of the following cases are currently pending in California state courts and one is pending in Texas state court: East Bay Municipal Utility District v. Mobil Oil Corporation, et al., filed in November 1993, and pending in Superior Court for the County of San Mateo, California; City of Santa Maria v. Shell Oil Company, et al., filed in May 1994, and pending in Superior Court for the County of San Luis Obispo, California; Nipomo Community Services District v. Shell Oil Company, et al., filed in May 1995, and pending in Superior Court for the County of Santa Barbara, California; Alameda County Water District v. Mobil Oil Corporation, et al., filed in April 1996, and Marin Municipal Water District v. Shell Oil Company, et al., filed in May 1996, both pending in Superior Court for the County of San Mateo; and City of Austin v. Shell Oil Company, et al., filed in June 1996, and pending in the District Court of Travis County, Texas. The actions generally allege that the company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations in the California and Texas actions include breach of the California Unfair Practices Act and the Texas Deceptive Practices Act, respectively; breach of warranty, fraud and strict liability. It is possible that the company may be named as a defendant in future actions arising out of its past involvement in the polybutylene resin manufacturing business.

The company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position. However, the company's results could be materially affected in future periods by the resolution of these contingencies.

                     Independent Accountants' Review Report

The Board of Directors
Witco Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Witco Corporation and Subsidiary Companies as of September 30, 1996, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Stamford, Connecticut
November 11, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

Cash and cash equivalents decreased $11.9 million during the first nine months of 1996 primarily due to increased capital spending and an increase in net working capital. The OSi Specialties, Inc. ("OSi Specialties") business acquired in the fourth quarter of 1995 is the primary reason for the increased capital spending levels.

At December 31, l995, the company had $605 million of bank loans outstanding under a credit agreement with a consortium of banks. On February 12, l996, the company issued $150 million of 6.125% Notes due 2006 and $150 million of 6.875% Debentures due 2026. The net proceeds of $297 million, plus cash on hand, were used to repay $300 million of bank loans under the credit agreement. Immediately thereafter, the availability of funds under the credit agreement was reduced to $375 million, $290 million of which was utilized at September 30, 1996. On October 11, 1996, the credit agreement was amended and the term of the facility was extended until October 10, 1997. On November 4, 1996, the company repaid $150 million of the bank loan with proceeds from the sale of three of the Lubricants Group's businesses and cash on hand. Discussions are currently underway with prospective purchasers for the Lubricants Group's remaining operations. The company anticipates that the balance of the bank loan will be repaid with proceeds from the sale of the remaining Lubricants businesses, excess cash or additional long-term financing.

CAPITAL INVESTMENTS AND COMMITMENTS

Capital expenditures for the first nine months of 1996 amounted to $119 million, as compared to $73.6 million during the same period of 1995. Capital expenditures related to continuing operations for the nine months ended September 30, l996 and 1995 were $109 million and $60.8 million, respectively. The company expects that capital expenditures for the year ending December 31, 1996 will be in the range of $160 million to $170 million.

CONTINGENCIES

The company is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources.

The company is not a party to any legal proceedings or environmental matters which it believes will have a material adverse effect on its consolidated financial position. However, the company's results could be materially affected in future periods by the resolution of these contingencies. The company, however, does not expect the results of such proceedings or environmental matters to materially affect its competitive position. See Note F of Notes to Financial Statements for additional details.

DISCONTINUED OPERATIONS

On September 11, l995, the company announced its intention to divest its Lubricants Group (see Note C of Notes to Financial Statements for additional details).

RESULTS FROM CONTINUING OPERATIONS

The company reported income from continuing operations of $11.9 million for the third quarter of 1996 and $56.0 million for the nine months ended September 30, 1996, compared to $19.4 million and $118.7 million for the corresponding quarter and nine months ended September 30, 1995, respectively. A comparison of these periods is affected by non-recurring gains. The following table shows the effect of these non-recurring items on income.

(Unaudited - millions of dollars               Three Months Ended September 30,
  except per share data)                  1996                              1995
-----------------------------  ------------------------------   --------------------------------
                               Pre-Tax             Income       Pre-Tax               Income
                               Income    Income    Per Share    Income      Income    Per Share
-----------------------------  --------  --------  ----------   ---------   --------  ----------
Continuing operations
excluding non-recurring items  $22.6     $11.9        $.21       $24.0      $15.0        $.26
Insurance settlements              -         -           -         7.2        4.4         .08
-----------------------------  --------  --------  ----------   ---------   --------  ----------
Continuing operations          $22.6     $11.9        $.21       $31.2      $19.4        $.34
-----------------------------  --------  --------  ----------   ---------   --------  ----------

(Unaudited - millions of                         Nine Months Ended September 30,
dollars except per share data)            1996                                1995
-----------------------------  ------------------------------   --------------------------------
                               Pre-Tax              Income      Pre-Tax                Income
                               Income    Income    Per Share     Income     Income    Per Share
-----------------------------  --------  --------  ----------   ---------   --------  ----------

Continuing operations
excluding non-recurring items  $97.7     $56.0        $.98       $93.4      $58.3       $1.03
Insurance settlements              -         -           -        44.9       27.4         .48
Gain on disposition of
    operations of subsidiaries     -         -           -        54.0       33.0         .59
-----------------------------  --------  --------  ----------   ---------   --------  ----------
Continuing operations          $97.7     $56.0        $.98      $192.3      $118.7      $2.10
-----------------------------  --------  --------  ----------   ---------   --------  ----------


Third quarter 1996 net sales from continuing operations of $562.0 million were 27 percent greater than those for the same period in 1995. The acquisition of OSi Specialties accounted for the increase in sales and more than offset the loss in sales attributable to the first quarter 1996 sale of the company's 60 percent interest in Witco Ltd. Net sales from continuing operations, excluding OSi Specialties and the aforementioned disposition, rose approximately $19 million. This sales increase was attributable to higher sales prices and a favorable product sales mix, offset by the effects of a slight volume decrease and the unfavorable impact of a comparatively stronger U.S. dollar.

Income from continuing operations for the third quarter of 1996 was $11.9 million, compared to $15 million, excluding non-recurring items, for the same period of 1995. The $3.1 million decline was a result of higher interest expense attributable to financing the OSi Specialties' acquisition and the assumption of OSi Specialties' debt, coupled with a 9.6 percent rise in the effective tax rate due to the non-deductible amortization of goodwill arising from the OSi Specialties acquisition and the effect of a change in the mix between domestic and foreign earnings. These decreases were partially offset by operating income contributed by OSi Specialties and a slight increase in operating margins.

Sales of $1.7 billion for the nine months ended September 30, 1996 were 19 percent higher than sales for the corresponding period in 1995. OSi Specialties' contribution to 1996 sales surpassed those attributable to the company's businesses sold in 1996 and 1995. Excluding sales attributable to the businesses either sold or acquired in 1996 and 1995, current year sales increased approximately $16 million compared to 1995. Higher sales prices and a favorable product sales mix were offset by the adverse effect of a stronger U.S. dollar and a slight sales volume decrease.

Income from continuing operations was $56 million for the first nine months of 1996, compared to $58.3 million, excluding non-recurring items, for the same period in 1995. The decrease of 3.9 percent was attributable to higher interest expense related to financing the OSi Specialties acquisition and the assumption of OSi Specialties' debt along with an increase in the effective tax rate as a result of the non-deductible amortization of goodwill arising from the OSi Specialties acquisition and the effect of a change in the mix between domestic and foreign earnings. This was partially offset by an increase in operating income contributed by OSi Specialties.

The company plans to adopt the  disclosure  provisions of Statement of Financial
Accounting   Standards  No.  123,  "Accounting  and  Disclosure  of  Stock-Based
Compensation," in 1996. Operating results will not be affected by the adoption.

SEGMENT INFORMATION

Segment net sales and operating income for the third quarter and nine months of 1996 and 1995 are set forth in the following table. As a result of the company's decision to sell the Lubricants Group, the operating results of which have been recorded as discontinued operations, the Petroleum Segment consists solely of the Petroleum Specialties Group.

                                 Three Months Ended September 30,   Nine Months Ended September 30,
(Unaudited - millions of dollars)        1996          1995              1996           1995
-----------------------------------  ---------------------------     ---------------------------

-----------------------------------  ------------  -------------      -------------  ------------
Net sales
    Chemical                         $   357.8      $   349.5         $ 1,098.2      $1,102.7
    OSi Specialties                      110.7             --             337.0            --
    Petroleum                             94.7           94.2             290.0         291.8
    Diversified products                    --             --                --          61.4
    Intersegment elimination              (1.2)          (1.8)             (2.3)         (6.8)
----------------------------------  ------------  -------------      -------------  -----------
        Net sales                    $   562.0      $   441.9         $ 1,722.9     $ 1,449.1
----------------------------------  ------------  -------------      -------------  -----------

Operating income from continuing
    operations:
    Chemical                         $    28.3     $     27.2         $    96.8     $    89.1
    OSi Specialties                       11.5             --              45.3            --
    Petroleum                              5.7            7.4              18.4          22.6
    Diversified products                    --             --                --          66.0
    Corporate and unallocated             (6.2)           1.8             (13.8)         32.3
-----------------------------------  ------------  -------------      -------------  -----------
Operating income from continuing
    operations                       $    39.3     $     36.4         $   146.7     $   210.0
-----------------------------------  ------------  -------------      -------------  -----------

CHEMICAL SEGMENT

The Chemical Segment's third quarter 1996 sales of $357.8 million were 2.4 percent higher than sales in the corresponding quarter of 1995. Higher sales prices and a favorable product sales mix were offset by a 3 percent decline in shipment volume and the unfavorable impact of a stronger U.S. dollar.

The Chemical Segment's third quarter operating income increased 4 percent to $28.3 million as compared to $27.2 million for the third quarter of 1995. This increase in earnings was primarily attributable to lower operating costs and an improvement in the European economy. Earnings of the Polymer Additives Group showed improvement while both the Oleo/Surfactants and Resins groups' earnings were lower than those reported for the prior year. Continuing improvements in the construction industry and automotive markets resulted in improved earnings for the Polymer Additives Group. The Oleo/Surfactants Group was adversely affected by higher raw material prices and the reduction in market demand for some products. The Resins Group, although still experiencing a weakness in the polyester foam industry, benefited from an improvement in the European economy during the quarter, an increase in sales of specialty chemical products and a reduction in operating costs.

Sales of $1.1 billion reported by the Chemical Segment for the nine months ended September 30, 1996 were slightly lower than sales reported in the corresponding period of 1995. The decline was attributable to the sale of Witco Ltd. in the first quarter of this year. Excluding the effects of the sale of Witco Ltd., sales for the segment increased approximately 1 percent. This increase was attributable to higher sales prices and a favorable product sales mix offset by the unfavorable effect of a stronger U.S. dollar and a 3 percent decline in shipment volume.

The Chemical Segment's operating income of $96.8 million for the first nine months of 1996 was 8.7 percent greater than the income reported for the same period in 1995. The segment continues to benefit from higher sales prices and cost savings initiatives in spite of an increase in raw material costs, most of which occurred in the first half of 1996. Earnings for the Polymer Additives and Oleo/Surfactants groups were ahead of the prior year, while earnings of the Resins Group decreased. The Polymer Additives Group's improved earnings were achieved through productivity improvement initiatives, improvements in the construction and automotive markets, the European economic recovery and improved market share. An increase in the global demand for agricultural surfactants and laundry products, along with greater shipments from the group's European operations contributed to the Oleo/Surfactants Group's improved earnings. This group reported higher product margins that were achieved primarily through sales price increases in certain business sectors and cost savings measures which offset the first half of 1996's higher expenses due to the severe winter weather. The Resins Group's lower operating earnings were attributable to market induced sales price reductions, reduced European product demand in the first six months of 1996, increased costs associated with a plant start up in the Far East and costs associated with the severe winter in the United States and Europe.

OSi SPECIALTIES SEGMENT

OSi Specialties, acquired during the fourth quarter of 1995, added $110.7 million and $337 million, respectively, to Witco's reported net sales for the third quarter and nine months ended September 30, 1996. Although not included in Witco's 1995 results, the segment's net sales for the third quarter of 1996 were
4.2 percent higher, while net sales for the nine months ended September 30, 1996 were flat when compared to 1995. OSi Specialties contributed $11.5 million and $45.3 million, inclusive of acquisition related amortization, respectively, to the company's third quarter and nine months reported 1996 operating income. Current year operating income for the quarter and nine months ended September 30, 1996 were 28 percent and 16 percent greater, respectively, than the prior year's operating income, on a pro forma basis, due to a favorable business sales mix, price increases and manufacturing efficiencies.

PETROLEUM SEGMENT

Third quarter 1996 Petroleum Segment sales of $94.7 million were slightly ahead of sales in the corresponding period of 1995. An increase in shipment volume of approximately 2 percent more than offset the unfavorable impact of a comparatively stronger U.S. dollar.

Third quarter Petroleum Segment operating income of $5.8 million was 22.5 percent behind prior year reported earnings. The $1.7 million decline was
primarily  a  result  of  additional   costs   associated   with  the  continued
under-utilization of manufacturing capacity available from earlier plant expansions.

The Petroleum Segment's sales of $290 million for the first nine months of 1996 were slightly lower than the sales reported for the same period of 1995. Although volume rose 3 percent compared to 1995, lower sales prices and the unfavorable effect of a stronger U.S. dollar resulted in a decline in sales.

Petroleum Segment operating income for the nine months ended September 30, 1995 of $18.4 million declined $4.2 million compared to operating income for the corresponding period of 1995. The inability to recover costs associated with completed plant expansions due to lower than anticipated product demand, coupled with an erosion of product margins attributable to competitive pricing pressures and an unfavorable product mix, caused operating income to decline.

DIVERSIFIED PRODUCTS SEGMENT

The divestiture of this segment's operations was completed in the second quarter of 1995. This segment's operating income for the nine months ended September 30, 1995 included a pre-tax gain of $54 million from the sale of the segment's businesses.

CORPORATE AND UNALLOCATED

Corporate and unallocated for the third quarter and nine months ended September 30, 1995 included $7.2 million and $44.9 million, respectively, of pre-tax insurance settlements, net of legal and other costs, with certain of the company's insurance carriers arising out of litigation concerning coverage for certain environmental expenditures.

OUTLOOK

The company is disappointed with third quarter 1996 earnings and does not anticipate significant improvement in business conditions or earnings for the fourth quarter. This disappointing performance underscores the importance and urgency of previously announced efforts to develop a comprehensive plan to consolidate assets for the purposes of reducing costs and increasing productivity to improve earnings, cash flow and shareholder value. The plan's goals are to optimize manufacturing capabilities, reduce variable and conversion costs, lower operating expenses, improve cash flow and reduce working capital and debt. The company has targeted achievement of these goals over a three year period. By the end of 1996, the company plans to disclose more information about the plan and the timing of its impact on the company.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

The company is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of September 30, 1996, the company was a PRP, or a defendant, in connection with 75 sites at which it is likely to incur environmental response costs as a result of actions brought against the Company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Resource Conservation and Recovery Act ("RCRA") or similar state or local laws. With 25 exceptions, all of these sites involve one or more other PRPs, and in most cases there are numerous other PRPs in addition to the company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

The company evaluates and reviews environmental reserves for future remediation and other costs on a quarterly basis to determine appropriate reserve amounts. Inherent in this process are considerable uncertainties which affect the company's ability to estimate the ultimate costs of remediation efforts. Such uncertainties include the nature and extent of contamination at each site, evolving governmental standards regarding remediation requirements, changes in environmental regulations, widely varying costs of alternative cleanup methods, the number and financial condition of other potentially responsible parties at multi-party sites, innovations in remediation and restoration technology and the identification of additional environmental sites.

The company is a defendant in six similar actions arising out of the company's involvement in the polybutylene resin manufacturing business in the 1970's. Five of the following cases are currently pending in California state courts and one is pending in Texas state court: East Bay Municipal Utility District v. Mobil Oil Corporation, et al., filed in November 1993, and pending in Superior Court for the County of San Mateo, California; City of Santa Maria v. Shell Oil Company, et al., filed in May 1994, and pending in Superior Court for the County of San Luis Obispo, California; Nipomo Community Services District v. Shell Oil Company, et al., filed in May 1995, and pending in Superior Court for the County of Santa Barbara, California; Alameda County Water District v. Mobil Oil Corporation, et al., filed in April 1996, and Marin Municipal Water District v. Shell Oil Company, et al., filed in May 1996, both pending in Superior Court for the County of San Mateo; and City of Austin v. Shell Oil Company, et al., filed in June 1996, and pending in the District Court of Travis County, Texas. The actions generally allege that the company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations in the California and Texas actions include breach of the California Unfair Practices Act and the Texas Deceptive Practices Act, respectively; breach of warranty, fraud and strict liability. It is possible that the company may be named as a defendant in future actions arising out of its past involvement in the polybutylene resin manufacturing business.

On November 3, 1995, the United States filed suit against the company in United States District Court for the Central District of Illinois seeking up to $4.5 million in civil penalties for the alleged discharge of pollutants in violation of the federal Clean Water Act. In this action, the United States alleged that, at various times from 1990 to 1993, the company discharged pollutants into the Illinois River from its Mapleton, Illinois facility without first obtaining a National Pollutant Discharge Elimination System Permit. The company and the United States Department of Justice have executed an agreement requiring the company to pay $215,000 to settle the suit. The action will be terminated after the United States Environmental Protection Agency has executed the settlement agreement and court approval has been obtained.


The company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position. However, the company's results could be materially affected in future periods by the resolution of these contingencies.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits

         10.1 Amended and Restated Credit Agreement, dated as of October 11, 1996, among Witco Corporation and Morgan Guaranty Trust Company of New York, as agent, and certain banks listed therein

         10.2 Employment Agreement, dated June 12, 1996, by and between Witco Corporation and E. Gary Cook

         11         Statement re computation of per share earnings

         15         Letter re unaudited interim financial information

         27         Financial Data Schedule

         (b) Reports on Form 8-K

                    There were no reports on Form 8-K filed during the three months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WITCO CORPORATION
                                          (Registrant)


                                          /s/      PETER J. BIANCOTTI

Date:   November 12, 1996                _______________________________________
                                          Peter J. Biancotti
                                          Controller - Chief Accounting Officer



                                          /s/      DUSTAN E. MCCOY

Date:   November 12, 1996                _______________________________________
                                          Dustan E. McCoy
                                          Senior Vice President, General Counsel
                                          and Corporate Secretary

                                WITCO CORPORATION

                                INDEX TO EXHIBITS

           EXHIBIT NO.         DESCRIPTION
           -----------------   -------------------------------------------------

           10.1 Amended and Restated Credit Agreement, dated as of October 11, 1996, among Witco Corporation and Morgan Guaranty Trust Company of New York, as agent, and certain banks listed therein

           10.2 Employment Agreement, dated June 12, 1996, by and between Witco Corporation and E. Gary Cook

           11                  Statement re computation  of per share earnings

           15                  Letter re unaudited interim financial information

           27                  Financial Data Schedule