Form 10-K405
period 1996-12-31
WITCO CORP
filed 1997-03-21
CIK 107889

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996           COMMISSION FILE NO. 1-4654

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on February 28, 1997, on the New York Stock Exchange for the Registrant's Common Stock, was $1.75 billion.

     There were 56,920,255 shares of the Registrant's Common Stock outstanding on February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for its April 23, 1997, Annual Meeting of Shareholders are incorporated by reference into Part III.

________________________________________________________________________________

                                     PART I

ITEM 1--BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     Witco Corporation (the 'Company' or 'Witco'), established in 1920, is a global manufacturer and marketer of specialty chemical and petroleum products for use in a wide variety of industrial and consumer applications. Most of the Company's products are sold to industrial customers for use as additives and intermediates which impart particular characteristics to such customers' end products. On December 31, 1996, the Company had approximately 7,220 employees worldwide.

     In 1992, the Company completed the acquisition of the Industrial Chemicals and Natural Substances divisions of Schering AG Berlin. As a result of the acquisition, the Company's international presence expanded with the addition of a large chemical manufacturing base in Germany and operations in Spain, the United Kingdom, France and Italy.

     On October 19, 1995, Witco completed the acquisition of OSi Specialties Holding Company ('OSi Specialties' or 'OSi'), an entity engaged in the manufacture of silicone surfactants, amine catalysts, organofunctional silanes and specialty fluids with manufacturing and blending facilities in West Virginia, Europe, South America and Asia.

     In 1995, the Company completed the disposition of its Battery Parts and Carbon Black operations. These dispositions completed the Company's previously announced plan to dispose of all of the businesses of the Company's Diversified Products segment.

     In September 1995, Witco announced its intention to divest its Lubricants Group. In November 1996, the Company disposed of its grease gun and motor oil portions of its Lubricants business. The Company plans to complete the disposition of the Lubricants business by mid 1997.

     As of December 31, 1996, the Company's operations were divided among three business segments: Chemical, OSi Specialties and Petroleum which are described in Section (c) below. In connection with the Company's 1996 restructuring plan, on January 28, 1997, the Company announced the reorganization of its business into four groups; Oleochemicals and Derivatives, Polymer Chemicals, Performance Chemicals and OrganoSilicones. The Oleochemicals and Derivatives Group, which contains the Oleochemical assets of the former Oleo/Surfactants Group, produces basic oleochemicals--fatty acids, plastic lubricants and oleochemical derivatives. The Polymer Chemicals Group, includes assets of the former Polymer Additives Group and certain assets of the former Resins Group. This group focuses on the production of additives and initiators in addition to metal organics, coatings and adhesives. The Performance Chemicals Group consists of the former Petroleum Specialties Group, certain assets of the old
Oleo/Surfactants and Resins Groups and Baxenden, a joint venture headquartered in the United Kingdom. The group focuses on producing petroleum specialties, sulfonation and ethoxylation operations, and urethane chemicals. The fourth segment, the OrganoSilicones Group, which consists of the former OSi Specialties Group, produces silanes, specialty fluids and urethane additives.

     On December 12, 1996, the Company announced a $600 million three-year capital spending plan for new capacity, modernization, environmental and safety compliance and information systems. The Company also plans to increase investment in research and development. The Company intends to reduce the number of its manufacturing facilities from 46 to 31 while consolidating related distribution, research and development and administrative centers. The Company also announced its intent to reduce its work force by 1,800 employees.

     The Company was incorporated in 1958 under the laws of Delaware as Witco Chemical Company, Inc., at which time it succeeded by merger to the business of Witco Chemical Company, an Illinois corporation formed in 1920. Its executive offices are located at One American Lane, Greenwich, Connecticut 06831-2559, telephone (203) 552-2000.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Reference is made  to Note 17  of Notes to  Financial Statements. See  Item
8--Financial  Statements  and  Supplementary  Data following  Part IV   of  this
report.

(c) NARRATIVE DESCRIPTION OF BUSINESS

     As of December 31, 1996, the Company's operations were divided among three business segments: Chemical, OSi Specialties and Petroleum Products.

Chemical Products

Oleo/Surfactants

     Witco offers one of the broadest lines of surfactants and oleochemicals in the chemical industry, providing 'one-stop shopping' for its customers on a global basis. These products are sold to a range of industries, including cosmetics and pharmaceuticals; personal care, soap and detergent; agricultural; rubber; food; paint and protective coatings; and textiles. Surfactants change the surface tension of liquids. They include agricultural emulsifiers, which are used to break up pesticides into small particles, thereby increasing dispersion and improving penetration, and food emulsifiers, which impart particular characteristics (such as consistency) to certain foods. In addition, surfactants are used in personal care products, fabric softeners, and detergents to improve penetration and cleaning capability. These products complement those offered by the Petroleum Specialties Group of the Company's Petroleum Products segment in this area.

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

Polymer Additives

     Witco is a worldwide supplier of additives and catalysts for the polymer industry. It manufactures stabilizers, lubricants, plasticizers, and peroxide catalysts used in the manufacture of polyvinyl chloride (PVC) resin for such applications as pipes, fittings, siding and packaging materials. The Company is also a supplier of lubricants, antioxidants and peroxide catalysts to polyolefin/polystyrene manufacturers. These resins are used extensively in a broad spectrum of applications ranging from packaging film to small appliance housings. The Company is a global producer of aluminum alkyls, used as cocatalysts in the production of polyolefins (including polyethylene and polypropylene, which are among the world's largest volume plastics used in packaging, cars, furniture and appliances) and produces organotin compounds for the production of PVC stabilizers and biocides for marine paints.

Resins

     The Resins Group, based in Germany, serves Witco's diverse global customer base for polyurethane intermediates, epoxy resins and hardeners with manufacturing facilities in the U.S., France, U.K., Germany, Italy, Denmark and Singapore.

     Witco has been developing water-based and high solids technologies to replace solvent-based systems. This has increased the number of new products and Witco's market share among multi-product customers. Witco is continually developing technical applications for these products in new markets. Examples include new water-based breathable textile coatings; patented dimethyl puyrazol
(DMP) blocked polyurethane high performance coatings; low fogging polyesters for flexible polyurethane foam for the European market; polyurethane systems for footwear; and water-based epoxy coating systems developed for the global market.

Customers

     The Company markets its specialty chemical products directly through its own sales force and through an organized distribution program to more than 6,000 customers in the United States and more than 80 foreign countries operating in a broad range of industries. Its chemical business is not dependent upon any single customer or a few customers. During the year ended December 31, 1996, no customer accounted for more than 4.4% of Chemical Segment sales, and sales to the ten largest customers accounted for approximately 19.5% of Chemical Segment sales.

Competition

     Competition in the Company's specialty chemicals business is based primarily on product consistency, quality and performance, customer service, and the technological resources necessary to develop and deliver new products that meet customer needs. Several factors constitute barriers to entry for new participants in many of the Company's markets: the need to make significant capital and research and development expenditures; the need for an extensive distribution network; the high level of expertise needed to solve technical problems for customers; manufacturing and product formulation knowledge; the lengthy product development process; and customers' general aversion to contracting with unproven suppliers of specialty chemical products. Competition is fragmented, with no one competitor offering products across all of the Company's chemical product lines.

OSi Specialties

     OSi Specialties manufactures and sells over 500 silicone-based chemical intermediate products to manufacturers of fiberglass, reinforced plastics, polyurethane foam, textiles, coatings, automotives, adhesives, rubber, pharmaceuticals, thermoplastics, sealants and agricultural, electrical and personal care products throughout the world. In 1958, the OSi organization invented the use of silicone surfactants in the manufacture of urethane foam. This fundamental technological advance facilitated a lower-cost, continuous manufacturing method, resulting in accelerated growth in the urethane foam industry. OSi was also a pioneer in the silanes industry, and was instrumental in developing key technology for the reinforcement of plastics.

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

Raw Materials

     The principal raw materials for the OSi Specialties Segment's products are trichlorosilane, polyether fluids and diethyl siloxane hydrolyzate. The Segment purchases, in the aggregate, more than 40.7% of its raw materials from Dow Corning Corporation and Union Carbide Corporation under various long-term agreements, which terms expire at various times through 2000. The Segment purchases other raw materials from a variety of domestic and international suppliers, and these products are readily available from other suppliers.

Customers

     The Company markets its OSi Specialties products through direct distribution using a trained sales force, and through distributor sales in the United States and foreign locations. During the year ended December 31, 1996, no customer accounted for more than 6.7% of OSi Specialties Segment sales, and sales to the ten largest customers accounted for approximately 24.5% of OSi Specialties Segment sales.

Competition

     The OSi Specialties Segment competes with most of the global silicones companies, but typically in product or market niches. Competition is based primarily on product consistency, quality and performance, customer service and the technological resources necessary to develop and deliver new products that meet customer needs. Several factors constitute barriers to entry in many of the OSi Specialties Segment's markets: the need to make significant capital and research and development expenditures; the need for an extensive distribution network; the high level of expertise needed to solve technical problems for customers; manufacturing and product formulation knowledge; the lengthy product development process; and customers' general aversion to contracting with unproven suppliers of specialty chemical products.

Petroleum Products

Petroleum Specialties

     Witco is an important manufacturer and marketer of white mineral oils, petrolatums, refrigeration oils and telecommunication cable filling compounds, as well as natural and synthetic petroleum sulfonates. White mineral oils and petrolatums are extensively refined, high purity petroleum products suitable for food grade, pharmaceutical and cosmetic applications. They are inert and non-reactive, and impart emolliency, moisture resistance, lubrication and insulation properties. These products are marketed in coordination with the Oleo/Surfactants Group of the Company's Chemical Segment. In addition to personal care and food applications, white mineral oils and petrolatums are used in plastics, agriculture, textiles and chemical processing. Petroleum sulfonates are oil soluble, surface active agents derived from both synthetic and natural petroleum feedstocks. They provide properties of emulsification, dispersion, wetting of solids, and rust and corrosion inhibition, and are used in lubricant additives and metalworking fluids. The Company is also a supplier of fully refined, FDA-quality microcrystalline waxes, which are primarily used in paper lamination and packaging applications including cheese coatings.

Lubricants

     In September 1995, Witco announced its intention to divest its Lubricants Group. In 1996, Witco sold its Kendall/Amalie, private label grease and grease gun manufacturing businesses. In addition, Witco sold its Bradford, PA refinery in March 1997. Witco continues to operate as a supplier of specialty naphthenic oils, which are marketed to the rubber, plastics, ink and agricultural industries, and asphalt and specialty road and surface treatment products, which are sold primarily for highway construction and maintenance through its Golden Bear refinery. It is anticipated that the Golden Bear refinery, the remaining business of the Lubricants Group, will be sold in 1997. Results of its Lubricants Group are currently reported as discontinued operations.

Customers

     The Company's petroleum products are marketed directly through its own sales force and through distributors and agents. During the year ended December 31, 1996, no customer accounted for more than 6.3% of continuing Petroleum Segment sales, and sales to the ten largest customers accounted for approximately 24.1% of continuing Petroleum Segment sales.

Competition

     Many of the specialty petroleum products produced by Witco, like its specialty chemical products, are characterized by a need for a high degree of manufacturing competence and technical service. The petroleum products market is highly competitive with the Company's products competing primarily on the basis of pricing, quality and service. The Company believes its technical expertise, reputation for quality products gives it advantages in the marketplace.

International Operations

     Sales of Witco's continuing non-U.S. operations were $935.4 million, or 41.3% of total sales for continuing operations, for the year ended December 31, 1996. Witco's manufacturing and producing operations outside the United States are in Belgium, Brazil, Canada, Denmark, England, France, Germany, Hong Kong, Indonesia, Italy, Korea, Malaysia, Mexico, the Netherlands, Singapore, Spain and Thailand.

Patents and Trademarks

     The Company owns and controls patents, trade secrets, trademarks, trade names, copyrights and confidential information, which in the aggregate, are of material importance to its business. However, the Company is not materially dependent upon any single patent or trademark. The Company's trademarks are registered in the United States and in a number of foreign countries, with renewable terms of registration expiring generally between 1996 and 2006. The Company intends to renew in a timely fashion those trademarks that are renewable and deemed important to its continuing business operations. Additionally, the Company currently has approximately 3,200 patents and pending patent applications worldwide related to its continuing business operations. The Company intends to continue to file patent applications on new and emerging technologies.

Backlog

     The nature of the Company's business is such that customer orders are usually filled within 30 days. Accordingly, backlog is not significant to the Company's business.

Research and Development

     The  Company  is  actively  engaged in  research  and  development programs designed to develop new products, manufacturing processes, systems and technologies to enhance existing products and processes. The Company believes its investments in research and development have been an important factor in establishing and maintaining its competitive position. Witco expended approximately $73.1 million in 1996, $52.9 million in 1995 and $40.7 million in 1994 on research and development of new products and services for its continuing operations, and for improvements and new applications of existing products and services for its continuing operations. During 1997 the Company will be consolidating its U.S. research and development facilities into three primary locations.

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

     In 1996, the Company completed a comprehensive study of its environmental remediation and compliance issues throughout the organization. This study resulted in an increase to environmental reserves by $83.4 million. Reserves for environmental remediation and compliance costs at December 31, 1996 amounted to $219.7 million (including $64.2 million associated with environmental expenses of the Lubricants Group), which reflects management's assessment of future remediation and compliance costs in light of currently available information. Of these reserves, $77.6 million are associated with plants to be shut-down or sold as part of the 1996 and 1995 restructuring plans. Remediation expenditures charged to those reserves were $14.7 million in 1996 and include expenditures currently mandated as well as those not initiated by any regulatory authority or third party. The Company anticipates 1997 expenditures to be approximately $60 million.

     Capital expenditures for air, water and solid waste control equipment and facilities amounted to $12.6 million in 1996. The Company estimates that approximately $20.0 million will be expended on similar capital projects in 1997.

     The Company is continuing its efforts to reduce hazardous waste and emissions generated by its operations. Through improved operating efficiencies, installation of additional environmental control equipment and utilization of the latest innovations in waste treatment technology, management believes that direct recurring operating costs associated with managing hazardous substances and pollution can be maintained at or slightly above current levels. Such costs amounted to approximately $38 million in 1996.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Witco's foreign subsidiaries generally manufacture products similar to the principal products manufactured domestically. Subsidiaries in the Netherlands and Canada manufacture petroleum specialty products; subsidiaries in Belgium, Brazil, Canada, Denmark, England, France, Germany, Italy, Mexico and Spain manufacture chemical products. In early 1996, the Company acquired a resins manufacturing plant in Singapore. In addition, OSi Specialties operates producing and other facilities in Korea, Hong Kong, Malaysia, Thailand and Indonesia.

     In accord with normal market conditions, sales made outside the United States are generally made on longer terms of payment than would be normal within the United States. Foreign operations are subject to certain risks inherent in carrying on international business, including currency devaluations and controls, export and import restrictions, inflationary factors, product supply, economic controls, nationalization and expropriation. The likelihood of such occurrences varies from country to country and is not predictable. However, the Company's primary foreign operations are based in Western Europe and other stable areas, and, therefore, the Company does not believe these risks will have a significant impact upon the Company.

     Reference is made to Note 17 of Notes to Financial Statements. See Item 8--Financial Statements and Supplementary Data following Part IV of this report.

ITEM 2--PROPERTIES

     At December 31, 1996, Witco conducted its operations for its continuing businesses in 57 manufacturing plants and other facilities, owned in fee or occupied under lease, of which 25 are in the United States and 32 in other countries. Of these facilities, 29 are utilized for Chemical product manufacturing; 10 are utilized for OSi Specialties product manufacturing; 7 are utilized for Petroleum product manufacturing; and 11 are utilized for administrative and research purposes. All of the facilities are in good operating condition.

 PRINCIPAL MANUFACTURING PLANTS AND OTHER IMPORTANT PHYSICAL PROPERTIES RELATED
       TO CONTINUING OPERATIONS--LOCATIONS BY INDUSTRY SEGMENT (OWNED IN
        FEE EXCEPT  WHERE PARENTHETICAL DATES REFER TO LEASE EXPIRATION)

      CHEMICAL SEGMENT FACILITIES

      United States

      Blue Island, Illinois*
      Chicago, Illinois*
      Mapleton, Illinois -- 2 Plants
      Harahan, Louisiana*
      Taft, Louisiana
      Perth Amboy, New Jersey
      Brooklyn, New York*
      Memphis, Tennessee
      Fort Worth, Texas*
      Houston, Texas
      La Porte, Texas*
      Marshall, Texas
      Janesville, Wisconsin

      International

      Brantford, Canada*                    St. Amour, France
      Montreal, Canada*                     Bergkamen, Germany (2091)
      Oakville, Canada*                     Steinau, Germany
      Soro, Denmark (2005)                  Gambolo, Italy
      Accrington, England                   Cuatitlan, Mexico
      Droitwich, England                    Singapore
      Flimby, England                       Granollers, Spain
      Elbeuf, France


      OSI SPECIALTIES SEGMENT FACILITIES

      United States

      Sistersville, West Virginia

      International

      Antwerp, Belgium (2019)
      Itatiba, Brazil
      Termoli, Italy
      Lerma, Mexico*

      PETROLEUM SEGMENT FACILITIES

      United States

      Gretna, Louisiana
      Petrolia, Pennsylvania*
      Trainer, Pennsylvania*

      International

      West Hill, Canada                     Haarlem, the Netherlands
      Amsterdam, the Netherlands            Koog Aan De Zaan, the Netherlands

------------

* Manufacturing plants, for which public announcements have been made regarding the Company's intention to close or sell as part of its asset consolidation plan.

      OTHER FACILITIES

      United States

      Greenwich, Connecticut (2014)          World Headquarters--Principal
                                             Executive, Administrative and
                                             Sales Office
      Los Angeles, California (2001)         Administrative and Sales Office
      Tarrytown, New York (1997)             Research
      Oakland, New Jersey                    Research
      Dublin, Ohio                           Research
      Houston, Texas                         Administrative and Research
      S. Charleston, West Virginia (1997)    Administrative and Research


      International

      Paris, France (1999)                   Administrative and Sales Office
      Frankfurt, Germany (1997)              Principal European Executive
                                             and Administrative Office
      Singapore (1999)                       Administrative and Research
      Meyrin, Switzerland (2007)             Administrative and Research

     In addition, OSi Specialties operates producing and other facilities in Korea, Hong Kong, Malaysia, Thailand and Indonesia.

ITEM 3--LEGAL PROCEEDINGS

     The Company is a potentially responsible party ('PRP') or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the Company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of December 31, 1996, the Company was a PRP, or a defendant, in connection with 76 sites at which it is likely to incur environmental response costs as a result of actions brought against the Company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ('CERCLA'), the federal Resource Conservation and Recovery Act ('RCRA') or similar state or local laws. With 27 exceptions, all of these sites involve one or more other PRPs, and in most cases there are numerous other PRPs in addition to the Company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

     The Company is a defendant in six similar actions arising out of the Company's involvement in the polybutylene resin manufacturing business in the 1970's. Five of the following cases are currently pending in California state courts and one is pending in Texas state court; East Bay Municipal Utility District v. Mobil Oil Corporation, et al., filed in November 1993, and pending in Superior Court for the County of San Mateo, California; City of Santa Maria
v. Shell Oil Company, et al., filed in May 1994, and pending in Superior Court for the County of San Luis Obispo, California; Nipomo Community Services District v. Shell Oil Company, et al., filed in May 1995, and pending in Superior Court for the County of Santa Barbara, California; Alameda County Water District v. Mobil Oil Corporation, et al., filed in April

1996, and Marin Municipal Water District v. Shell Oil Company, et al., filed in May 1996, both pending in Superior Court for the County of San Mateo; and City of Austin v. Shell Oil Company, et al. filed in June 1996, and pending in the District Court of Travis County, Texas. The actions generally allege that the Company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations in the California and Texas actions include breach of the California Unfair Practices Act and the Texas Deceptive Practices Act, respectively; breach of warranty, fraud and strict liability. It is possible that the Company may be named as a defendant in future actions arising out of its past involvement in the polybutylene resin manufacturing business.

     The Company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position. However, the Company's operating results could be materially affected in future periods by the resolution of these contingencies.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1996.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth information regarding executive officers of the Company as of March 1, 1997, and is included in Part I in accordance with Instruction 3 of Item 401(b) of Regulation S-K.

                                                SERVED IN
                                                 PRESENT
                                                POSITION               PRIOR BUSINESS EXPERIENCE
           NAME AND PRESENT TITLE                 SINCE                 (WITHIN LAST FIVE YEARS)               AGE
---------------------------------------------   ---------   ------------------------------------------------   ---
Peter J. Biancotti ..........................      1983                                                        53
  Vice President and Controller
E. Gary Cook ................................      1996     President and COO of Albermarle                    52
  Chairman of the Board,                                      Corporation--March 1994 to June 1996.
  President and CEO                                           President--Chemicals of Ethyl
                                                              Corp.--January 1992 to March 1994.
Bruce G. Davis ..............................      1995     Vice President Purchasing and Logistics,           48
  Vice President, Purchasing and Logistics                    Standard Products--1993 to 1995. Manager of
                                                              Materials, Sourcing and Support Operations, GE
                                                              Transportation Systems--1990 to 1993.
Camillo J. DiFrancesco ......................      1996     Vice President of Investor Relations--March        47
  Senior Vice President and Chief Financial                   1996 to September 1996. Vice President and
  Officer                                                     CFO, OSi Specialties, Inc.--July 1993 to
                                                              March 1996. Senior Vice President and CFO,
                                                              Roberston CECO Corporation--March 1991 to
                                                              May 1992.
Ronald Edelstein ............................      1995     Vice President, Information Systems--April         47
  Chief Information Officer, Vice President,                  1992 to December 1995. General Manager of
  Information Systems                                         Information Systems--October 1991 to April
                                                              1992.
Nirmal Jain .................................      1996     Group Vice President, Polymer Additives--1993      59
  Group Vice President, Polymer Chemicals                     to 1996. Vice President and General Manager,
                                                              Argus Division prior to January 1993.
Gerald Katz .................................      1996     Senior Vice President of Corporate                 59
  Senior Vice President, Performance                          Development--1995 to 1996. Group Vice
  Chemicals                                                   President and Senior Managing Director, Witco
                                                              Europe--1992 to 1994. Group Vice President
                                                              of the Chemical Group prior to 1992.
Yuan-Hu (Dick) Liu ..........................      1995     President, Du Pont China Holding Co. Ltd.--1993    59
  Group Vice President, Asia/Pacific                          to 1995. Group Manager/ Director Greater
                                                              China, Du Pont China Ltd.--1987 to 1993.
Peter Loewrigkeit ...........................      1996     Group Vice President of the Resins business        58
  Group Vice President, Special Assignment                    unit--1994 to 1995. Vice President,
                                                              Polyurethane/Polyesters business unit--1993
                                                              to 1994. Vice President and Business Manager,
                                                              Urethane business unit--1991 to 1993.
Dustan E. McCoy .............................      1996     Vice President, General Counsel and Corporate      47
  Senior Vice President, General Counsel and                  Secretary--April 1993 to October 1996.
  Corporate Secretary                                         Associate General Counsel, Ashland,
                                                              Inc.--1990 to 1993.
Clifford E. Montgomery ......................      1997     Vice President Human Resources, Quaker Chemical    49
  Vice President, Human Resources                             Corporation--January 1990 to December 1996.

                                                        (continued on next page)

(continued from previous page)

                                                SERVED IN
                                                 PRESENT
                                                POSITION               PRIOR BUSINESS EXPERIENCE
           NAME AND PRESENT TITLE                 SINCE                 (WITHIN LAST FIVE YEARS)               AGE
---------------------------------------------   ---------   ------------------------------------------------   ---
Eric R. Myers ...............................      1996     Vice President of Investor Relations--             50
  Group Vice President, Corporate                             September 1996 to November 1996. Vice
  Restructuring/Implementation                                President and General Manager, Lubricants
                                                              Business--May 1993 to September 1996. Vice
                                                              President and General Manager, Kendall/Amalie
                                                              Division--January 1993 to April 1993. Vice
                                                              President and General Manager, Richardson
                                                              Battery Parts Division--May 1991 to December
                                                              1992. President and General Manager,
                                                              Bridgeport--Piedmont Manufacturing Co.
                                                              (Division of Bridge Products, Inc.) prior to
                                                              May 1991.
James M. Rutledge ...........................      1990                                                        44
  Vice President and Treasurer
Roger L. Sharp ..............................      1996     Vice  President of Operations  (Global Nylon) Du   54
  Senior Vice President, Global Operations                    Pont Corporation--prior to September 1996.
Frederick A. Shinners .......................      1996     Group Vice President of Oleo/ Surfactants--June    54
  Group Vice President, Managing Director,                    1994 to December 1996. Vice President and
  Europe                                                      General Manager of GE Silicones--August 1990
                                                              to June 1994.
Georg Urban .................................      1996     Managing Director of Witco's European              50
  Group Vice President, Oleochemicals &                       Surfactants business--1993 to 1996. COO and
  Derivatives                                                 Group Executive, Pfaudler--Europe prior to
                                                              1993.
David Verner ................................      1996     Vice President, Urethane Additives business        49
  Group Vice President, OrganoSilicones                       unit--October 1995 to April 1996. Vice
                                                              President, Urethane Additives, OSi
                                                              Specialties, Inc.--July 1993 to October
                                                              1995. Business Director of Union Carbide
                                                              Corporation prior to July 1993.
Donald E. Weinberg ..........................      1986                                                        61
  Vice President, General Manager, Golden
  Bear

                                    PART II

ITEM 5--MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Witco's Common Stock is listed on the New York Stock Exchange. The following table reflects the high and low sales prices, as reported on such exchange for each quarterly period during the past two years:

                                                    1996                 1995
                                             ------------------    ----------------
                 QUARTER                      HIGH        LOW       HIGH      LOW
------------------------------------------   -------    -------    ------    ------

First.....................................   $36.25     $29.13     $29.38    $24.25
Second....................................   $37.38     $31.88     $33.13    $27.25
Third.....................................   $34.63     $28.13     $35.63    $31.50
Fourth....................................   $33.50     $29.50     $35.13    $27.50

     The approximate number of holders of record of Common Stock as of February 28, 1997, was 4,506.

     Dividends on the Common Stock have been declared quarterly during the past two years as follows:

                                                                          PER SHARE
                                                                         ------------
                               QUARTER                                   1996    1995
----------------------------------------------------------------------   ----    ----

First.................................................................   $.28    $.28
Second................................................................   $.28    $.28
Third.................................................................   $.28    $.28
Fourth................................................................   $.28    $.28

ITEM 6--SELECTED FINANCIAL DATA

     The data for this item are submitted as a separate section following Part IV of this report.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The data for this item are submitted as a separate section following Part IV of this report.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data of the Company and its subsidiaries are included in a separate section following Part IV of this report.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) Identification of Directors

     Reference is made to pages 3 through 5 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1997.

(b) Identification of Executive Officers

     Reference is made to Part I of this Form 10-K.

(c) Business Experience

     Reference is made to pages 3 through 5 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1997 and Part I of this Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Reference is made to page 9 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1997.

ITEM 11--EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the captions 'Compensation of Directors' and 'Executive Compensation' on pages 7 and 10, respectively, of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1997.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information with respect to beneficial ownership of the Company's voting securities, and rights thereto, reference is made to the information set forth under the captions 'Ownership of Securities by Directors and Officers' and 'Security Ownership of Certain Beneficial Owners' on pages 8 and 10, respectively, of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1997.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others

     Reference is made to the information set forth under the caption 'Compensation of Directors' and 'Transactions with Management' on pages 7 and 19, respectively, of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1997.

(b) Certain Business Relationships

     Reference is made to the information set forth under the captions 'Certain Business Relationships' on page 8 and 'Compensation Committee Interlocks and Insider Participation' on page 8 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1997.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1 and 2--The response to this portion of Item 14 is submitted as a separate section of this report.

     (a) 3--Exhibits:

EXHIBIT
  NO.
-------

    3(i)  --Restated Certificate of Incorporation.(1)
    3(ii) --By-laws, as amended.(1)
    4     --Instruments defining the rights of security holders, including indentures.
          (i)   --Rights Agreement  dated as  of March  2, 1995,  between Witco  Corporation  and  First
                  Chicago Trust Company of New York.(2)
          (iii) --Pursuant to Regulation S-K,  Item 601(b)(4)(iii), no debt or other security instrument
                  represents  10%  of  the  total  assets  of  the  Registrant,  and  accordingly   such
                  instruments  are  not filed herewith. Registrant agrees  to furnish a copy of any such agreement to the Commission upon request.
   10     --Material Contracts.
          (i)        --1. Agreement  and  Plan of  Merger dated as  of September 10,  1995, among  Witco
                          Corporation, Witsel  Corporation and OSi Specialties Holding Company.(3)
                     --2. Amendment dated as of October 18,  1995, to the Agreement and Plan  of  Merger
                          dated as of September 10, 1995,  among  Witco Corporation,  Witsel Corporation and OSi  Specialties  Holding Company.(4)
                     --3. Credit Agreement dated as of October 18, 1995.(5)
                     --4. Amended and Restated Credit Agreement dated as of October 11, 1996.(6)
                     --5. Amendment No. 1  to Amended and Restated Credit Agreement dated as of December
                           23, 1996.
          (iii)(A)--Executive Compensation Plans and Arrangements Required to be Filed:
                  -- 1. 1986 Stock Option Plan for Employees, as amended.(7)
                  -- 2. 1989 Stock Option Plan for Employees.(8)
                  -- 3. 1992 Stock Option Plan for Employees.(9)
                  -- 4. 1995 Stock Option Plan for Employees.(10)
                  -- 5. Amendment No. 1 to 1995 Stock Option Plan for Employees.(11)
                  -- 6. Consultancy Agreement Between the Company and William Wishnick.(12)
                  -- 7. Employment Agreement, dated June 12, 1996, by and between Witco Corporation and
                        E. Gary Cook.(13)
                  -- 8. Witco Corporation 1994 Deferred Compensation Plan.(14)
                  -- 9. Supplemental  Executive  Retirement  Plan  of Witco Corporation as  amended and restated effective December 5, 1995.(15)
   11     --Statement re Computation of Per Share Earnings.
   21     --Subsidiaries of the Registrant.
   23     --Consent of Independent Auditors.
   24     --Power of Attorney.(16)
   27     --Financial Data Schedule.

     (b) Reports on Form 8-K.

          (i) A report on Form 8-K dated December 12, 1996, was filed during the quarter ended December 31, 1996, responding to Item 5 in connection with the Company's announcement of a merger restructuring plan including a fourth quarter pre-tax change to earnings related to the restructure and other matters.

     (c) The Exhibits filed with this report are listed in response to Item 14(a)3.

     (d) The response to this portion of Item 14 is submitted as a separate section of this report.

                                                        (footnotes on next page)

(footnotes from previous page)

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

 (5) This Exhibit was included as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on October 31, 1995, and such Exhibit is hereby incorporated by reference.

 (6) This Exhibit was included as an exhibit to the quarterly report on Form 10Q for the quarter ended September 30, 1996, and such Exhibit is hereby incorporated by reference.

 (7) The 1986 Stock Option Plan, as amended, was filed as an Exhibit to the Registration Statement on Form S-8, registration number 33-10715, Post-Effective Amendment No. 1 to Form S-8 effective October 3, 1988, and Post-Effective Amendment No. 2 to Form S-8 effective June 23, 1992. Such
     Exhibit is incorporated herein by reference.

 (8) The 1989 Stock Option Plan was filed as an Exhibit to the Registration Statement on Form S-8, registration number 33-30995 effective October 2, 1989, and Post-Effective Amendment No. 1 to Form S-8 effective June 23, 1992, and such Exhibit is hereby incorporated by reference.

 (9) The 1992 Stock Option Plan was filed as an Exhibit to the Registration Statement on Form S-8, registration number 33-48806, effective June 23, 1992, and such Exhibit is hereby incorporated by reference.

(10) The 1995 Stock Option Plan was filed as an Exhibit to the Registration Statement on Form S-8, registration number 33-60755, effective June 30, 1995, and such Exhibit is hereby incorporated by reference.

(11) Amendment No. 1 to the 1995 Stock Option Plan for employees was filed as an Exhibit to the Registration Statement on Form S-8, registration number 33-05509, effective June 7, 1996, and such Exhibit is hereby incorporated by reference.

(12) This Exhibit was included as an exhibit to the annual report on Form 10-K for the fiscal year ended December 31, 1992, and such Exhibit is hereby incorporated by reference.

(13) This Exhibit was included as an exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 1996, and such Exhibit is hereby incorporated by reference.

(14) This Exhibit was included as an exhibit to the annual report on Form 10-K for the fiscal year ended December 31, 1994, and such Exhibit is hereby incorporated by reference.

(15) This Exhibit was included as an exhibit to the annual report on Form 10-K for the fiscal year ended December 31, 1995, and such Exhibit is hereby incorporated by reference.

(16) The Power of Attorney appears on the Signature Page.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21 day of March, 1997.

                                          WITCO CORPORATION

                                          By /s/          E. GARY COOK
                                             ...................................
                                                        E. GARY COOK
                                                   CHAIRMAN OF THE BOARD,
                                                         PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints E. GARY COOK, CAMILLO DIFRANCESCO, OR DUSTAN E. MCCOY, acting severally, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange
Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                   NAME                                        TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------
PRINCIPAL EXECUTIVE OFFICERS:

             /s/ E. GARY COOK                Chairman of the Board, President and Chief      March 21, 1997
 .........................................                Executive Officer
               E. GARY COOK

PRINCIPAL FINANCIAL OFFICER:

         /s/ CAMILLO DIFRANCESCO             Senior Vice President and Chief Financial       March 21, 1997
 .........................................                     Officer
           CAMILLO DIFRANCESCO
DIRECTORS:

             /s/ E. GARY COOK                                 Director                       March 21, 1997
 .........................................
               E. GARY COOK

           /s/ SIMEON BRINBERG                                Director                       March 21, 1997
 .........................................
             SIMEON BRINBERG

           /s/ WILLIAM G. BURNS                               Director                       March 21, 1997
 .........................................
             WILLIAM G. BURNS

           /s/ WILLIAM R. GRANT                               Director                       March 21, 1997
 .........................................
             WILLIAM R. GRANT

                   NAME                                        TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------
          /s/ RICHARD M. HAYDEN                               Director                       March 21, 1997
 .........................................
            RICHARD M. HAYDEN

            /s/ HARRY G. HOHN                                 Director                       March 21, 1997
 .........................................
              HARRY G. HOHN

         /s/ L. JOHN POLITE, JR.                              Director                       March 21, 1997
 .........................................
           L. JOHN POLITE, JR.

            /s/ DAN J. SAMUEL                                 Director                       March 21, 1997
 .........................................
              DAN J. SAMUEL

          /s/ WILLIAM R. TOLLER                               Director                       March 21, 1997
 .........................................
            WILLIAM R. TOLLER

           /s/ BRUCE F. WESSON                                Director                       March 21, 1997
 .........................................
             BRUCE F. WESSON

           /s/ WILLIAM WISHNICK                               Director                       March 21, 1997
 .........................................
             WILLIAM WISHNICK

                                ANNUAL REPORT ON


                                   FORM 10-K


                            ITEM 6, ITEM 7, ITEM 8,
                      ITEM 14(a)(1) AND (2) AND ITEM 14(d)
                         INDEX OF FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1996


                               WITCO CORPORATION
                            GREENWICH, CONNECTICUT

                                     INDEX
                           ANNUAL REPORT ON FORM 10-K
         ITEM 6, ITEM 7, ITEM 8, ITEM 14(a)(1) AND (2), AND ITEM 14(d)
                               DECEMBER 31, 1996

                                                                                                          PAGE NO.
                                                                                                          --------

ITEM 6--SELECTED FINANCIAL DATA........................................................................        1

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........        2

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA--SEE ITEM 14(a)(1) AND (2) BELOW.

ITEM 14(a)(1) AND (2) AND ITEM 14(d)

     The following consolidated financial statements of Witco Corporation and subsidiary companies, for the year ended December 31, 1996, are included in Item 8:

                                                                                                          PAGE NO.
                                                                                                          --------

     Report of Independent Auditors....................................................................     F-1
     Consolidated Balance Sheets -- December 31, 1996 and 1995.........................................     F-2
     Consolidated Statements of Operations Years Ended December 31, 1996, 1995 and 1994................     F-3
     Consolidated Statements of Cash Flows -- Years Ended December 31, 1996, 1995 and 1994.............     F-4
     Consolidated Statements of Shareholders' Equity -- Years Ended December 31, 1996, 1995 and 1994...     F-5
     Notes to Financial Statements.....................................................................     F-6
     Quarterly Financial Data For Continuing Operations (unaudited)....................................     F-23

     The  following   consolidated  financial   statement  schedule   of   Witco
Corporation and subsidiary companies is included in Part IV, Item 14(d):

                                                                                                          PAGE NO.
                                                                                                          --------

     Schedule II--Valuation and Qualifying Accounts....................................................      S-1

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

                                      WITCO CORPORATION AND SUBSIDIARY COMPANIES



FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
---------------------------------------------- -----------  -----------  ----------  -----------  ----------
(in millions except per share data)             1996(a)    1995(b)(e)(f)  1994(e)    1993(c)(e)   1992(d)(e)(g)
                                               -----------  -----------  ----------  -----------  ----------
SELECTED STATEMENT OF OPERATIONS DATA
Net sales                                       $2,263.3    $1,985.1    $1,841.4     $1,763.1    $1,342.0
Gross profit                                       503.0       416.3       407.1        381.3       268.7
Operating income (loss) from continuing           (262.1)      201.3       173.4         76.1        71.7
  operations

Income (loss) from continuing operations
  before income taxes                             (325.8)      169.1       149.8         47.2        62.6
Income (loss) from continuing operations          (247.2)      100.3        94.4         25.1        38.3
Income (loss) from discontinued operations -
  net of income taxes                              (67.9)        4.1        12.7         (5.3)       15.5
Net income (loss)                               $ (315.1)   $  104.4    $  107.1     $   19.8    $   39.2

Per Common Share:

Income (loss) from continuing operations        $  (4.35)   $   1.78    $   1.70     $   0.56    $   0.88
Income (loss) from discontinued operations -
  net of income taxes                              (1.19)       0.07        0.22        (0.10)       0.02
                                               ----------- ----------- ----------   ----------- ----------
Net income (loss)                               $  (5.54)   $   1.85    $   1.92     $   0.46    $   0.90
                                               =========== =========== ==========   =========== ==========


SELECTED BALANCE SHEET DATA

Working capital                                 $  243.2    $  249.6    $  551.6     $  451.2    $  (21.6)
Property, plant and equipment expenditure
  (including acquisitions)                      $  161.2    $  343.0    $  107.4     $  103.7    $  322.8
Property, plant and equipment - net             $  735.4    $  789.8    $  720.0     $  696.5    $  721.2
Total assets                                    $2,391.7    $2,750.6    $1,919.3     $1,839.0    $1,811.8
Long-term debt                                  $  700.8    $  683.8    $  346.5     $  496.3    $  173.1
Total shareholders' equity                      $  627.9    $1,004.1    $  940.0     $  713.4    $  614.3
Book value per common share                     $  11.05    $  17.78    $  16.73     $  14.12    $  13.80
                                               ----------- ----------- ---------- -----------   ---------


SELECTED OTHER FINANCIAL DATA
Number of shareholders (record holders) - at       4,563       4,990       5,194        5,253       5,262
  year end
Weighted average number of common shares
  outstanding (in thousands)                      56,900      56,549      56,378       54,866      49,801
Dividends paid per share - common stock         $   1.12    $   1.12    $   1.03     $   0.94    $   0.92
Dividends declared per share - common stock     $   1.12    $   1.12    $   1.06     $   0.96    $   0.92
Market price to the nearest dollar, per
  common share on New York Stock Exchange
  (high-low)                                    $  37-28    $  36-24    $  35-24    $  32-24    $   25-20
---------------------------------------------- ----------- ----------- ---------- ----------- -----------

(a) Includes charges of $345.1 ($239.3 after-tax or $4.21 per common share) related to a restructuring of the Company's operations and $91.0 ($71.3 after-tax or $1.25 per common share) for non-recurring items related to provisions for litigation, environmental remediation costs and other costs.

(b) Includes gains of $55.1 ($33.7 after-tax or $.59 per common share) as a result of settlements with certain of the Company's insurers, net of related legal and other costs and $54.0 ($33.0 after-tax or $.59 per common share) from the disposition of businesses. Also includes a restructuring charge of $33.8 ($20.6 after-tax or $.36 per common share) related to a write-down of property, plant and equipment and other costs and $18.1 ($11.0 after-tax or $.20 per common share) related to environmental remediation costs and litigation.

(c) Includes a charge of $68.9 ($42.0 after-tax or $.77 per common share) for environmental remediation costs, disposition of a business, work force reduction and other matters.

(d) Includes a charge of $20.1 ($12.5 after-tax or $.25 per common share) for consolidation of offices.

(e) Reclassified to conform to 1996 presentation.

(f) Includes the results of operations of OSi Specialties for the three months ended December 31, 1995.

(g) Net income (loss) includes a cumulative effect of accounting change of $(14.6).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


LIQUIDITY AND FINANCIAL RESOURCES

Certain statements made in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section are "forward looking statements" that involve certain risks and uncertainties. The factors that could cause actual results to differ materially from those presented herein include, without limitation, the Company's ability to generate appropriate cash flows, the cost and timing of the implementation of certain capital improvements, the cost and timing associated with the planned reduction in production facilities and workforce, the Company's ability to effectively divest certain assets, the cost of environmental remediation and compliance efforts, technological or competitive changes in any of the Company's businesses, inability to reach agreement with third parties on planned business arrangements, certain global and regional economic conditions and other factors listed from time to time in the Company's Securities and Exchange Commission filings.

Liquidity refers to the ability to generate adequate amounts of cash to satisfy the financial needs of an enterprise. Cash flow from operations, a major source of the Company's liquidity, provided funds of $470 million over the past three years. Cash generated through operations during this time period was sufficient to support the Company's internal capital investment program. Additionally, with proceeds received from dispositions, the Company was able to sustain an increasing amount of dividends paid to shareholders. Additional details regarding operating, investing and financing activities can be found in the Consolidated Statements of Cash Flows.

During the fourth quarter of 1996, the Company's Board of Directors approved the 1996 restructuring plan. This was the result of a review undertaken by the Company's management to improve profitability, increase productivity and maximize shareholder value. In connection with the plan and other initiatives, the Company recorded total charges of $436.1 million ($310.6 million after-tax) during the fourth quarter of 1996. Included therein is a restructuring charge of $345.1 million, principally consisting of severance, environmental closure and demolition costs, and write-downs of fixed assets and goodwill. In addition, other charges of $91 million were recorded to provide for legal matters, environmental remediation and compliance and other items. Approximately $130 million of the $310.6 million after-tax charge will be expended as cash. These funds will be expended primarily over a three year period.

The principal actions in the restructuring involve the closure or sale of fifteen production facilities and consolidation of support infrastructure. This will result in the elimination of approximately 1,800 positions worldwide by 1999. The Company estimates annual savings from the restructuring to be approximately $200 million by the end of 1999 with no anticipated reduction in revenues.

During the fourth quarter of 1995, a restructuring plan was initiated which addressed the shut-down of five facilities. This plan is expected to be completed in 1997.

On October 18, 1995, the Company entered into a one year credit agreement totaling $675 million with a consortium of banks for the purpose of financing the acquisition of OSi Specialties Holding Company and its wholly owned subsidiary OSi Specialties, Inc. (collectively "OSi Specialties," or "OSi") and to prepay OSi's 11.50% Senior Secured Discount Debentures due 2004 and OSi Specialties' 9.25% Senior Subordinated Notes due 2003. On February 12, 1996, the Company issued $150 million of 6.125% Notes due 2006 and $150 million of 6.875% Debentures due 2026. The net proceeds of $297 million, plus cash on hand, were used to repay $300 million of bank loans under the credit agreement. Immediately thereafter, the availability of funds under the credit agreement was reduced to $375 million.

On October 11, 1996, the credit agreement was amended and the term of the facility was extended until October 10, 1997. The interest rate at December 31, 1996, was approximately 5.77%. During 1996, proceeds received from the sale of certain of the Company's Lubricants Group businesses and cash on hand were used to reduce the amount outstanding under the credit agreement to $90 million at December 31, 1996. The Company anticipates that the balance of the bank loan will be repaid with proceeds from the sale of the remaining Lubricants Group businesses and/or excess cash.

The Company is currently negotiating a new five-year $500 million revolving credit agreement with various banks which will replace its current credit agreement. It is the Company's belief that annual cash flows from operations, along with the flexibility provided by the

--------------------------------------------------------------------------------

new credit agreement, will be sufficient to fund, for the foreseeable future, capital investments, dividend payments, commitments on environmental remediation projects, and operating requirements.

As the Company continues to focus on global expansion, it has, through certain of its international subsidiaries, arrangements with various banks for lines of credit. At December 31, 1996, these lines of credit aggregated $41.8 million, of which $2.2 million was utilized at year-end. The Company has also entered into certain long-term hedging arrangements to protect against possible adverse currency exchange and interest rate fluctuations. The Company utilizes forward contracts to hedge foreign currency risk on trade accounts receivable and payables. These forward contracts are generally outstanding for 30 days and are primarily denominated in German marks, Italian lire, Swiss and French francs, and British pounds (see Note 15 of Notes to Financial Statements for additional details).

Currently, the Company's primary international operations are based in Western Europe. Although there are certain risks inherent in carrying on international business, including currency devaluations and controls, export and import restrictions, inflationary factors, product supply, economic controls, and nationalization and appropriation, the Company does not believe these factors will significantly affect its operations.

The Company periodically evaluates, and periodically reviews with the Finance Committee of the Board of Directors, its liquidity requirements, capital needs and availability of external funds. As a result of this process, the Company has in the past and may in the future seek to restructure indebtedness, raise additional capital or take such other steps to increase or manage its liquidity and financial resources.

CAPITAL INVESTMENTS AND COMMITMENTS

In connection with the aforementioned 1996 restructuring plan and other initiatives, the Company intends to invest more than $600 million of internally generated funds over the next three years. $250 million will be invested in new capacity to support future growth. An additional $200 million will be allocated to modernize plants and replace capacity at closed facilities. Further expenditures include $100 million for environmental, safety and other items, and $50 million to upgrade worldwide information systems. These amounts are in addition to approximately $130 million in cash, which is required for matters reserved for in connection with the 1996 restructuring charge and for other initiatives as discussed in Liquidity and Financial Resources.

In 1996, the Company continued to upgrade existing facilities and to expand capacity to meet changing market demands. Total capital expenditures for 1996 were $161.2 million. Capital expenditures related to continuing operations were $149.3 million, bringing the total for the past three years to $337.5 million. The capital investment program in 1997, which will include the aforementioned 1996 restructuring plan, will continue to focus on capacity expansion and market share growth and is expected to approximate $250 million in 1997. Investments in the form of research and development, quality initiatives and marketing alliances will also continue in all key product lines.

ENVIRONMENTAL MATTERS

The Company operates in an industry subject to extensive regulations related to the protection of the environment and the health and safety of employees and others. Domestic operations are subject to a myriad of environmental statutes and regulations at the federal, state and local levels. The Company's international production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which require manufacturing facilities to obtain operating permits to continue operations.

The Company believes that expenditures for compliance with these statutes, regulations and permits will continue to have a significant impact upon the conduct of its business. The trend toward greater environmental awareness and more stringent environmental regulations is likely to continue, and while the Company cannot accurately predict how this will affect future operations and earnings, the Company does not believe its costs will significantly vary from those of its competitors. Consistent with the Company's concern for the protection and improvement of the environment worldwide, the Company continually monitors the environmental impact of past and present operating practices in light of changing environmental standards. Where remedial action is indicated, the Company assesses the probability and scope of potential remediation costs. To determine the appropriate reserve amounts, management reviews, on a quarterly basis, currently available infor-

--------------------------------------------------------------------------------

mation pertaining to each environmental site. Inherent in this process are considerable uncertainties which affect the Company's ability to estimate the ultimate costs of remediation. Such uncertainties include the nature and extent of contamination at each site, evolving governmental standards regarding remediation requirements, changes in environmental regulations, widely varying costs of alternative cleanup methods, the number and financial condition of other potentially responsible parties at multi-party sites, innovations in remediation and restoration technology, and the identification of additional environmental sites. As a result, as remediation efforts proceed at existing sites and new sites are assimilated into the review process, charges against income for environmental reserves could have a material effect on results of operations in a particular quarter or year. However, such charges are not expected to have a material adverse effect on the Company's consolidated financial position, cash flow or liquidity.

In connection with the 1996 restructuring plan, the Company completed a comprehensive study of its environmental remediation and compliance issues throughout the organization. This study resulted in an increase to environmental reserves of $83.4 million. Reserves for environmental remediation and compliance costs at December 31, 1996, amounted to $219.7 million (including $64.2 million associated with environmental expenses of the Lubricants Group), which reflects management's assessment of future remediation and compliance costs in light of currently available information. Of these total reserves, $77.6 million are associated with plants to be shut-down or sold as part of the 1996 and 1995 restructuring plans.

Remediation expenditures charged to environmental reserves were $14.7 million in 1996 and include expenditures currently mandated as well as those not initiated by any regulatory authority or third party. The Company anticipates 1997 remediation expenditures to approximate $60 million.

Capital expenditures for air, water and solid waste control equipment and facilities amounted to $12.6 million in 1996. The Company estimates that approximately $20 million will be expended on similar capital projects in 1997.

The Company is continuing its efforts to reduce hazardous waste and emissions generated by its operations. Through improved operating efficiencies, installation of additional environmental control equipment and utilization of the latest innovations in waste treatment technology, management believes that direct recurring operating costs associated with managing hazardous substances and pollution can be maintained at or slightly above current levels. Such costs amounted to approximately $38 million in 1996.

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

The Company is not a party to any legal proceedings or environmental matters which it believes will have a material adverse effect on its consolidated financial position, cash flow or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period, could be materially affected by such legal proceedings or environmental matters. However, the Company does not expect the results of such proceedings or environmental matters to materially affect its competitive position.

DISCONTINUED OPERATIONS

On September 11, 1995, the Company announced its intention to divest its Lubricants Group (see Note 18 of Notes to Financial Statements).

RESULTS OF CONTINUING OPERATIONS

The Company reported a loss from continuing operations in 1996 of $247.2 million compared to income of $100.3 million and $94.4 million in 1995 and 1994, respectively. The three-year period included several non-recurring items which affect comparison. The following table shows the effect of these non-recurring items on continuing operations.

--------------------------------------------------------------------------------


SUMMARY OF NON-RECURRING ITEMS

---------------------------------------------------------------------------------------------------
 (millions of dollars                        1996                              1995
   except per share data)      --------------------------------- ----------------------------------
                               PRE-TAX   AFTER-TAX    INCOME     Pre-Tax    After-Tax    Income
                                INCOME      INCOME     (LOSS)      Income     Income      (Loss)
                                (LOSS)      (LOSS)    PER SHARE    (Loss)     (Loss)    Per Share
                               --------------------------------- ----------------------------------
 Continuing operations
   excluding non-recurring      $ 110.3   $   63.4      $ 1.11     $111.9     $  65.2      $1.16
   items
 Restructuring charge (a)        (345.1)    (239.3)      (4.21)     (33.8)      (20.6)      (.36)
 Other charges (b)                (91.0)     (71.3)      (1.25)     (18.1)      (11.0)      (.20)
 Insurance settlements (c)           -          -           -        55.1        33.7        .59
 Gain on disposition of
   operations of                     -          -           -        54.0        33.0        .59
   subsidiaries (d)
                               ---------- ----------- ---------- ----------- ---------- -----------
 Continuing operations          $(325.8)   $(247.2)     $(4.35)    $169.1      $100.3      $1.78
 ----------------------------- ---------- ----------- ---------- ----------- ---------- -----------

    The only non-recurring item in 1994 was a gain of $5.1 ($3.1 after-tax or $.06 per common share) from the disposition of the metal finishing and metalworking operations of a subsidiary.

(a) Included in the restructuring charge of $345.1 ($239.3 after-tax or $4.21 per common share) for the year ended December 31, 1996 are severance and related costs of $104.5, a writedown of property, plant and equipment of $96.9, environmental closure costs of $53.3, a writedown of goodwill and intangibles of $40.0, demolition costs of $26.2, and other costs of $24.2. In addition, the year ended December 31, 1995, includes a restructuring charge (previously classified as other expense (income)-net) of $33.8 ($20.6 after-tax or $.36 per common share) related to a writedown of property, plant and equipment of $21.8 and other costs of $12.0.

(b) The year ended December 31, 1996, includes other non-recurring charges of $91.0 ($71.3 after-tax or $1.25 per common share). The charges include provisions for litigation of $34.7, environmental remediation costs of $30.1, and other matters of $26.2. In addition, the year ended December 31, 1995, includes other non-recurring charges of $18.1 ($11.0 after-tax or $.20 per common share) related to provisions for environmental remediation costs and litigation.

(c) The year ended December 31, 1995, includes gains of $55.1 ($33.7 after-tax or $.59 per common share) as a result of settlements with certain of the Company's insurers, net of related legal and other costs.

(d) The year ended December 31, 1995, includes a gain of $9.5 ($5.9 after-tax or $.11 per common share) from the disposition of the Battery Parts business, and a gain of $44.5 ($27.1 after-tax or $.48 per common share) from the disposition of the Carbon Black business.


1996 VS. 1995

Current year consolidated net sales from continuing operations of $2.3 billion were 14 percent greater than 1995. The increase was attributable to the inclusion of OSi Specialties in 1996 for a full year which more than covered the loss in sales resulting from the disposition of businesses in 1996 and 1995. Consolidated net sales, adjusted to exclude sales attributable to OSi Specialties for the first nine months of 1996 and dispositions for both years, rose 1 percent over 1995. This increase was driven by higher sales prices, partially offset by the unfavorable impact of a comparatively stronger U.S. dollar, while volume was essentially unchanged.

Income from continuing operations, excluding non-recurring items, was $63.4 million in 1996 compared to $65.2 million in 1995. The adverse effect on income of higher interest expense, the loss of earnings attributable to the sale of businesses and lower interest income was largely offset by the inclusion of a full year of OSi Specialties' higher margin operations. The increase in interest expense was attributable to financing the acquisition of OSi Specialties and the assumption of OSi Specialties' debt, while the decline in interest income was due to a reduction in funds available for short term investing resulting from the acquisition of OSi Specialties and payment of bank loans. Other major income and expense categories appearing on the Consolidated Statements of Operations, adjusted for the acquisition and dispositions, were comparable to 1995 on a percentage of net sales basis.

The effective tax benefit rate of 24.1% for the year ended December 31, 1996, differs from the U.S. statutory tax rate of 35% primarily due to foreign income taxes in excess of statutory rates, non-deductible goodwill amortization related to OSi Specialties, state income taxes and the write-down of non-deductible goodwill and intangibles (see Note 12 of Notes to Financial Statements).

--------------------------------------------------------------------------------




SEGMENT INFORMATION

As a result of the Company's decision to sell the Lubricants Group, the operating results of which have been recorded as discontinued operations, the Petroleum Segment consists solely of the Petroleum Specialties Group.

The Company's operating income from continuing operations for both 1996 and 1995 included several non-recurring items which affect comparison. Excluding these items, operating income from continuing operations was $174.1 million in 1996 compared to $144.0 million in 1995. The following table shows the effect of these non-recurring items on operating income from continuing operations by industry segment.



                      --------------------------------------------------
(millions of dollars)                        1996
                      --------------------------------------------------
                                   OSI                 CORPORATE &
                      CHEMICAL SPECIALTTIES PETROLEUM UNALLOCATED TOTAL
                      --------------------------------------------------
Operating income
 (loss) from
 continuing
 operations
 excluding
 non-recurring items    $ 113.4      $58.4     $ 23.6     $(21.3)   $ 174.1
Restructuring charge     (197.7)       -        (94.0)     (53.4)    (345.1)
Other charges             (24.4)       -        (17.3)     (49.3)     (91.0)
Insurance settlements       -          -           -          -         -
 Gain on disposition
  of subsidiaries           -          -           -          -         -
                         ---------------------------------------------------
Operating income
 (loss) from
 continuing
 operations             $(108.7)    $58.4     $(87.7)    $(124.0)   $(262.0)


(millions of dollars)                             1995
                     -----------------------------------------------------------
                                   OSI              DIVERSIFIED CORPORATE &
                     CHEMICAL SPECIALTIES PETROLEUM  PRODUCTS   UNALLOCATED TOTAL
                     -----------------------------------------------------------
Operating income
 (loss) from
 continuing
 operations
 excluding
 non-recurring items  $109.6       $7.4      $36.1   $10.2      $(19.3)  $144.0
Restructuring charge   (33.1)        -        (0.7)     -           -     (33.8)
Other charges          (12.9)        -        (1.4)   (1.5)       (2.3)   (18.1)
Insurance
 settlements              -          -          -       -         55.1     55.1
Gain on disposition
 of subsidiaries          -          -          -     54.0           -     54.0
                     -----------------------------------------------------------
Operating income
 (loss) from
 continuing
 operations          $ 63.6        $7.4      $34.0   $62.7     $ 33.5     $201.2
-----------------------------------------------------------
The only  non-recurring  item in 1994 was a gain of $5.1 ($3.1 after-tax or $.06 per common share) from the disposition of the metal  finishing and  metalworking operations of a subsidiary (Diversified Products).








CHEMICAL SEGMENT

Segment 1996 net sales of $1.4 billion were essentially equal to 1995. The effect of a 3 percent decline in volume, mainly due to the disposition of the Company's interest in an Israeli manufacturer and the strengthening of the U.S. dollar against key global currencies, offset the impact of a favorable product sales mix and higher prices in certain business sectors.

Chemical segment 1996 operating income, excluding non-recurring charges from both years, rose from $109.6 million in 1995 to $113.4 million in 1996. The 3 percent improvement was attributable to higher earnings reported by the segment's Polymer Additives Group. The group reported higher sales benefiting from an upturn in the construction and automotive markets. Sales and operating earnings were particularly strong in the Vinyl portion of the group's business where market share was gained. The consumption of rigid vinyl in house siding, window frames and pipe resulted in strong sales of organotin heat stabilizers and lubricants. Packaging film applications for polyolefins also provided a strong market for amide lubricants and stearates. Despite higher sales, the Oleo/Surfactants Group's 1996 income was down from 1995. Global demand for the group's agricultural surfactants was up dramatically in 1996 driven by the introduction of a new product into the pesticides market. Group earnings were adversely affected by higher raw material costs and the loss of certain high margin volume in a sector of the group's business, a soft glycerin market, and higher expenses attributable to the current year's severe winter weather. The Resins Group's 1996 sales and operating income decreased compared to 1995. Despite excellent growth in its specialty products area of aqueous epoxy hardeners, aqueous urethanes, breathable textile coatings and blocked isocyanate systems, the group was adversely affected by a shrinkage of the U.S. polyester polyurethanes foam market and the resulting lower prices. Higher costs associated with the severity of the 1996 winter weather in both the United States and Europe also adversely affected the Resins Group's earnings.

OSI SPECIALTIES

Current year operating income for this segment included a full year of operations as compared to three months in 1995. OSi Specialties added $448.6 million to net sales in 1996 compared to $101.3 million in 1995. The segment's 1996 operating income of $58.4 million was $51 million greater than the income reported in 1995.

Sales for the fourth quarter, the comparable period of ownership, were up 10 percent over 1995 due to greater volume and favorable product mix. Operating income for this comparable period increased from $7.4 million to $13 million as a result of efficiencies and reductions in non-manufacturing costs achieved primarily through acquisition related synergies.

PETROLEUM SEGMENT

The segment's current year net sales of $381.6 million were 2 percent behind 1995. Although benefiting from a 1 percent increase in volume, competitive pricing pressures and the unfavorable impact of a comparatively stronger U.S. dollar caused segment sales to decline.

Operating income, excluding non-recurring charges, was $23.6 million in 1996 compared to $36.1 million in 1995. The segment was burdened during 1996 by increased depreciation and manufacturing costs resulting from the under-utilization of manufacturing capacity attributable to 1995 expansions at facilities in the U.S. and Holland. Lower than anticipated demand precluded recovery of these costs. 1996 earnings were also adversely affected by a weakening of sales prices due to market conditions and increased costs attributable to higher U.S. utility rates and severe winter weather related expenditures.

1995 VS. 1994

Consolidated 1995 net sales from continuing operations rose $143.7 million or 8 percent compared to 1994 levels. The inclusion of OSi's fourth quarter sales of $101.3 million offset an $80.6 million decline in sales resulting from the disposition of the Diversified Products Segment. Of the remaining increase, 55 percent was attributed to higher sales prices and product mix and 40 percent to favorable currency exchange rates, while 5 percent resulted from increased volume.

Income from continuing operations, excluding non-recurring charges and gains, was $65.2 million in 1995, compared to $91.3 million in 1994. Although contributing $7.4 million to operating income, OSi, acquired in the fourth quarter of 1995, generated a loss of $3.6 million, net of an income tax benefit, goodwill amortization and associated financing costs. Excluding OSi Specialties' fourth quarter results, an overall erosion in gross profit margins of 2 percent accounted for approximately 85 percent of the current year's decline in income from continuing operations, excluding non-recurring items. Each of the Company's segments reported 1995 earnings that were below 1994 levels, primarily as a result of the inability to fully recoup higher raw material feedstock costs through increased sales prices. Also adversely affecting 1995 results was a 3.7 percent increase in the effective tax rate principally attributable to a greater proportion of earnings in higher tax jurisdictions and an increase in non-deductible goodwill amortization. Adding to earnings, interest income rose during 1995 as a result of higher interest rates and the investment of additional funds generated from the sale of the Diversified Products businesses. Remaining changes in income and expense categories appearing on the Consolidated Statements of Income were primarily attributable to the OSi Specialties acquisition.

Effective January 1, 1995, the Company changed its method of inventory valuation under dollar value LIFO from LIFO double extension to LIFO link chain. Management believes that the LIFO link chain method is preferable because it is the predominate method used in the industry and will mitigate the dollar impact of volume fluctuations on results of operations. It is not possible to determine the effect of the change on retained earnings as of January 1, 1995, or on income as previously reported for the years ended December 31, 1994 or 1993. This change did not have a material effect on 1995 net income.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective January 1, 1995. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations other than its effect on the 1995 restructuring charge (see Note 2 of Notes to Financial Statements).

SEGMENT INFORMATION

A comparison of operating income from continuing operations for 1995 and 1994 is affected by the inclusion of non-recurring items in both periods. Operating income from continuing operations, excluding non-recurring items, declined to $144 million in 1995, from $168.6 million in 1994.

CHEMICAL SEGMENT

Chemical Segment 1995 net sales of $1.4 billion were $105 million, or 8 percent, over the prior year. Higher sales prices accounted for 60 percent of the increase with the balance due to the favorable impact of a weaker U.S. dollar, while volume was unchanged. Although each of the segment's businesses reported unit sales prices that surpassed 1994 levels, competitive pricing pressures precluded increases sufficient to cover higher raw material feedstock costs.

This segment's operating income, excluding non-recurring charges, of $109.6 million in 1995 was $15.9 million, or 13 percent, lower than 1994. Each of the segment's three business groups reported comparable percentage declines in operating earnings. The Oleo/Surfactants Group, the largest contributor to segment sales and operating income, experienced a year in which product margins eroded as a result of the inability to fully recover increased feedstock costs due to competitive pricing restraints. This was most evident in the group's line of products that reach the consumer market, where shipment volume was also down 12 percent from the prior year. Additionally, the Oleo/Surfactants Group's 1995 earnings were adversely affected by the need to purchase intermediate products as a result of equipment renovations. The renovations have been completed and production returned to normal levels during the fourth quarter. An increase in reserves for insurance claims accounted for a substantial portion of the Polymer Additives Group's decline in operating income. The group's earnings were also adversely affected by a downturn in the housing and construction markets, and lower product margins in specific lines of business. Shipment volume was down 4 percent in the Vinyl Business Unit, reflecting fewer housing and construction starts. Tin stabilizer margins were off from the prior year due to higher raw material costs, while the substitution of environmentally friendly barium and zinc based stabilizers for those containing cadmium resulted in a further erosion of margins. The shift was a result of a June 1994 decision to cease domestic production of cadmium based stabilizers and exit the U.S. market. With approximately 80 percent of the Resins Group's business originating in Europe, the slowdown in the European economy experienced during the latter part of the year had a great influence on the group's reported 1995 fourth quarter results. The poor fourth quarter caused full year operating earnings to be below the prior year. A decline in product margins also contributed to the lower earnings. Each of the group's business units reported increases in raw material costs that resulted in margins that were below the prior year. Additionally, increased effluent control costs attributable to a shared, non-owned wastewater treating plant in Germany adversely affected 1995 operating results.

OSI SPECIALTIES

The Company acquired OSi Specialties, a high margin leading global producer of organofunctional silane and other specialty silicone derivative products, on October 19, 1995. The newly acquired business, which traditionally experiences a "soft" fourth quarter, added $101.3 million to sales and $7.4 million to operating income, which included the amortization of intangibles generated by the acquisition.

PETROLEUM SEGMENT

Net sales for the Petroleum Segment of $388.9 million in 1995 exceeded the previous year by $20.1 million, or 5 percent. One-half of the increase in sales was attributable to favorable currency rates of exchange, particularly against the Dutch guilder, with the bulk of the balance resulting from higher sales prices and product mix. Rising 1 percent, shipment volume was comparable with the prior year.

Petroleum Segment operating income, excluding non-recurring charges, was $36.1 million, a decline of $8.1 million compared to 1994. The segment was impacted by higher feedstock costs throughout 1995 due to periodic shortages and market conditions. The scarcity of key feedstocks created the need to purchase higher priced, sometimes lower yield, alternatives and resulted in lost sales. Lower than anticipated production volume, and additional costs attributed to the start-up of the group's recently completed Extracted Sulfonic Acid Unit in the U.S. and Calcium Sulfonates Plant in Holland, also adversely affected 1995 operating results.

DIVERSIFIED PRODUCTS SEGMENT

The sale of the Carbon Black and Battery Parts businesses during the first half of 1995 completed the divestiture of the Diversified Products segment. Reported segment operating earnings for 1995 and 1994 included gains of $54 million and $5.1 million, respectively, attributable to the sale of the segment's businesses.

OUTLOOK

The Company is optimistic that results from continuing operations in 1997 will exceed 1996 results. Several factors contribute to this optimism. The successful im-plementation of the 1997 portion of the 1996 restructuring plan will reduce the Company's fixed and variable costs in 1997. While the full extent of the reductions will not be realized until 2000, these reductions will positively influence the Company's cost structure in 1997. During 1997, the Company will initiate activities to improve yields at its manufacturing facilities which will remain open following completion of the 1996 restructuring plan, and while the most significant results from this initiative will not likely occur until after 1997, results in 1997 will be positively affected by the initiative. The Company is attempting through innovative and aggressive activities with its raw material suppliers to reduce its raw material costs and believes that 1997 results will be improved by the results of these activities. The recent reorganization of the Company's corporate structure creating four business groups from the five that existed in 1996, along with the reduction in the number of total business units within these groups from 18 to 11, should, along with redirected pricing and marketing strategies, permit the Company's businesses to attain higher margins in 1997 than in 1996, favorably influencing 1997 results.

The Company will continue to aggressively pursue implementation of the 1996 restructuring plan, and, following the completion of the restructuring envisioned in the 1996 restructuring plan, the Company believes it will achieve the following long-term financial goals: revenues of up to $3.0 billion within five years; gross margins to exceed 30%; operating margins in the mid-teens; earnings per share growth sufficient to maintain return on equity greater than 20%; debt to total capitalization of 30-45%; and, a return on capital employed greater than the Company's cost of capital so that shareholder value will increase.

Statements made in this "Outlook" section are "forward looking statements" that involve certain risks and uncertainties. The factors that could cause actual results to differ materially from those presented herein include, without limitation, the Company's ability to generate appropriate cash flows, the cost and timing of the implementation of certain capital improvements, the cost and timing associated with the planned reduction in production facilities and workforce, the Company's ability to effectively divest certain assets, the cost of environmental remediation and compliance efforts, technological or competitive changes in any of the Company's businesses, inability to reach agreement with third parties on planned business arrangements, certain global and regional economic conditions and other factors listed from time to time in the Company's Securities and Exchange Commission filings.

--------------------------------------------------------------------------------





REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

Board of Directors and Shareholders
Witco Corporation

We have audited the accompanying consolidated balance sheets of Witco Corporation and Subsidiary Companies as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Witco Corporation and Subsidiary Companies at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 1995 the Company changed its method of accounting for inventory valuation under dollar value LIFO from LIFO double extension to LIFO link chain.

As discussed in Note 1 to the financial statements, in 1995 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."


                                                        /s/ ERNST & YOUNG LLP


Stamford, Connecticut
January 31, 1997,
except for Note 19, as to
which the date is March 4, 1997

                                      WITCO CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


(in thousands of dollars except per share data)
-------------------------------------------------------------------------------------------------

DECEMBER 31                                                                1996          1995
                                                                        -----------   -----------
ASSETS
Current Assets
   Cash and cash equivalents                                            $    59,201   $   143,994
   Accounts and notes receivable, less allowance of $14,201
     and $ 7,104                                                            390,288       406,486
   Inventories                                                              284,500       322,898
   Deferred income taxes                                                     92,490        47,784
   Prepaid and other current assets                                          26,947        22,883
                                                                        -----------   -----------
      Total Current Assets                                                  853,426       944,045
                                                                        -----------   -----------
Property, Plant and Equipment, less accumulated depreciation of
   $761,926 and $608,435                                                    735,392       789,827
Goodwill and Other Intangible Assets, less accumulated
   amortization of $133,625 and $62,450                                     653,733       728,124
Deferred Income Taxes                                                        16,438          --
Deferred Costs and Other Assets                                              72,976       118,182
Net Assets of Discontinued Operations                                        59,740       170,426
                                                                        -----------   -----------
      TOTAL ASSETS                                                      $ 2,391,705   $ 2,750,604
                                                                        ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes and loans payable                                              $    94,929   $   309,171
   Accounts payable and other current liabilities                           515,344       385,294
                                                                        -----------   -----------
      Total Current Liabilities                                             610,273       694,465
                                                                        -----------   -----------
Long-term Debt                                                              700,820       683,830
Deferred Income Taxes                                                          --          87,532
Deferred Credits and Other Liabilities                                      452,747       280,660
Shareholders' Equity
   $2.65 Cumulative Convertible Preferred Stock, par value $1
      per share: authorized - 14 shares, issued and outstanding                   6             7
      - 6 and 7 shares
   Common Stock, par value $5 per share: authorized - 100,000
      shares, issued and outstanding - 56,763 and 56,435 shares             283,818       282,173
   Capital in excess of par value                                           138,453       131,076
   Equity adjustments:
      Foreign currency translation                                           11,989        17,222
      Pensions and other                                                     (6,423)       (4,898)
   Retained earnings                                                        200,022       578,537
                                                                        -----------   -----------
      Total Shareholders' Equity                                            627,865     1,004,117
                                                                        -----------   -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 2,391,705   $ 2,750,604
----------------------------------------------------------------------  -----------   -----------

See accompanying notes

                                      WITCO CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


(in thousands of dollars except per share data)
-----------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31                                1996          1995           1994
                                                           ------------- -------------- -------------
Net Sales                                                    $2,263,327    $1,985,077     $1,841,414
Cost of Goods Sold                                            1,760,320     1,568,822      1,434,330
                                                           ------------- -------------- -------------
Gross Profit                                                    503,007       416,255        407,084

Operating Expenses
   Selling expense                                              106,261        83,829         77,740
   General and administrative expenses                          152,186       121,425        112,318
   Research and development                                      73,088        52,907         40,717
   Other expenses (income) - net                                 88,400       (76,998)         2,924
   Restructuring charge                                         345,130        33,842              -
                                                           ------------- -------------- -------------
      Total Operating Expenses                                  765,065       215,005        233,699
                                                           ------------- -------------- -------------

Operating Income (Loss) from Continuing Operations             (262,058)      201,250        173,385

Other Expense (Income) - Net
   Interest expense                                              69,334        43,689         29,674
   Interest income                                               (9,114)      (15,104)       (10,032)
   Other expense - net                                            3,531         3,525          3,951
                                                           ------------- -------------- -------------
Income (Loss) from Continuing Operations before Income
  Taxes                                                        (325,809)      169,140        149,792
Income Taxes (Benefit)                                          (78,635)       68,794         55,372
                                                           ------------- -------------- -------------
Income (Loss) from Continuing Operations                       (247,174)      100,346         94,420
Income from Discontinued Operations - Net of Income
  Taxes of $283, $3,034 and $7,685                                  340         4,099         12,647
Estimated Loss on Disposal - Net of Income Tax Benefit
   of $43,612                                                   (68,253)            -              -
                                                           ------------- -------------- -------------
Income (Loss) from Discontinued Operations                      (67,913)        4,099         12,647
                                                           ------------- -------------- -------------
Net Income (Loss)                                            $ (315,087)   $  104,445    $   107,067
                                                           ============= ============== =============

Net Income (Loss) Per Common Share: Primary
   Income (loss) from continuing operations                       $(4.35)        $1.78         $1.70
   Income (loss) from discontinued operations - net of
     income taxes                                                  (1.19)          .07           .22
                                                           ------------- -------------- -------------
      NET INCOME (LOSS) PER COMMON SHARE: PRIMARY                 $(5.54)        $1.85         $1.92
                                                           ============= ============== =============

Net Income (Loss) Per Common Share: Fully Diluted
   Income (loss) from continuing operations                       $(4.35)        $1.77         $1.69
   Income (loss) from discontinued operations - net of
     income taxes                                                  (1.19)          .07           .22
                                                           ------------- -------------- -------------
      NET INCOME (LOSS) PER COMMON SHARE: FULLY DILUTED           $(5.54)        $1.84         $1.91
--------------------------------------------------------------------------------------- -------------

See accompanying notes.

                                      WITCO CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


(in thousands of dollars)
---------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31                                  1996        1995        1994
                                                            ---------   ---------   ---------
OPERATING ACTIVITIES
   Net income (loss)                                        $(315,087)  $ 104,445   $ 107,067
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                         128,793     119,571     105,120
        Provision (benefit) for deferred income taxes        (159,311)     (6,884)     17,666
        Pension cost                                           15,154      10,130      12,378
        Gain on disposition of operations of subsidiaries        (412)    (51,183)     (4,820)
        Estimated loss on disposal of Lubricants Group        111,865        --          --
        Provision for environmental remediation and
          compliance                                           30,077      15,348        --
        Provision for litigation                               34,733       9,500        --
        Restructuring charge                                  345,130      33,842        --
        Changes in operating assets and liabilities:
          Accounts and notes receivable                        13,089     (26,609)    (51,639)
          Inventories                                          36,672     (12,849)    (23,750)
          Prepaid and other current assets                      4,956       9,866      (3,791)
          Accounts payable and other current liabilities      (76,286)    (41,709)     (5,492)
        Other                                                  17,927     (28,548)     (5,007)
                                                            ---------------------------------
      Net Cash Provided by Operating Activities               187,300     134,920     147,732
                                                            ---------------------------------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment            (161,163)   (115,845)   (107,438)
   Proceeds from dispositions                                 136,941     146,026      24,194
   Acquisitions of businesses, net of cash acquired              --      (481,431)       --
   Other                                                        1,769      (2,443)      1,732
                                                            ---------------------------------
      Net Cash Used in Investing Activities                   (22,453)   (453,693)    (81,512)
                                                            ---------------------------------
FINANCING ACTIVITIES
   Dividends paid                                             (63,351)    (63,026)    (55,013)
   Payments on borrowings                                    (526,378)   (367,541)     (8,398)
   Proceeds from borrowings                                   335,565     681,551         954
   Proceeds from exercise of stock options                      7,084       6,523       2,734
   Other                                                         --          --           (63)
                                                            ---------------------------------
      Net Cash Provided by (Used in) Financing Activities    (247,080)    257,507     (59,786)
                                                            ---------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                                  (2,560)      8,087       7,689
                                                            ---------------------------------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (84,793)    (53,179)     14,123
                                                            ---------------------------------
Cash and Cash Equivalents at Beginning of Year                143,994     197,173     183,050
                                                            ---------------------------------
Cash and Cash Equivalents at End of Year                    $  59,201   $ 143,994   $ 197,173
---------------------------------------------------------------------------------------------

See accompanying notes

                                      WITCO CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands of dollars)
-----------------------------------------------------------------------------------------------------------------------------------
                                                       Capital    Foreign        Pensions                  Treasury
                                Preferred   Common     Excess of  Currency         and        Retained      Stock
                                  Stock     Stock      Par Value  Translation      Other       Earnings     at Cost    Total
                              -----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993      $  9    $ 254,089    $ 6,123    $ (23,723)   $ (6,548)   $  488,241    $ (4,776)   $ 713,415
Net Income                                                                                    107,067                  107,067
Cash Dividends Declared:
  Preferred stock                                                                                 (20)                     (20)
  Common stock                                                                                (58,089)                 (58,089)
Common Stock Issued:
  Conversion of
    convertible debentures                   27,472    121,037                                                         148,509
  Employee plans                                           739                                              1,995        2,734
  Conversions                       (2)                   (256)                                               304           46
Equity Adjustments                                                   22,242       4,102                                 26,344
                               -----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994         7      281,561    127,643       (1,481)     (2,446)      537,199      (2,477)     940,006
Net Income                                                                                    104,445                  104,445
Cash Dividends Declared:
  Preferred stock                                                                                 (18)                     (18)
  Common stock                                                                                (63,089)                 (63,089)
Common Stock Issued:
  Employee plans                                607      3,535                                              2,380        6,522
  Conversions                                     5       (102)                                                97           --
Equity Adjustments                                                     18,703        (2,452)                            16,251
                               -----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995         7      282,173     131,076        17,222        (4,898)  578,537         --     1,004,117
Net Income (Loss)                                                                            (315,087)                (315,087)
Cash Dividends Declared:
  Preferred stock                                                                                 (18)                     (18)
  Common stock                                                                                (63,410)                 (63,410)
Common Stock Issued:
  Employee plans                              1,319       5,814                                                          7,133
  Conversions                       (1)          30         (25)                                                             4
  Restricted stock                              296       1,588                      (1,884)                                --
Equity Adjustments                                                     (5,233)          359                             (4,874)
                               -----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996      $  6     $283,818    $138,453       $11,989       $(6,423) $200,022      $  --      $627,865
                               -----------------------------------------------------------------------------------------------------

See accompanying notes

                                     WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

ORGANIZATION: Witco Corporation is a worldwide manufacturer of high quality specialty chemical products. The Company's products are used primarily as intermediates by other manufacturers in industries such as personal care and household products, agricultural, automotive, housing and construction, packaging, food and textiles.

PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES: The consolidated financial statements include the accounts of all majority owned subsidiaries after the elimination of inter-company transactions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform with the current year presentation.

CASH EQUIVALENTS: Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined on either the Last-In, First-Out (LIFO) or First-In, First-Out (FIFO) basis. Effective January 1, 1995, the Company changed its method of inventory valuation under dollar value LIFO from LIFO double extension to LIFO link chain. Management believes that the LIFO link chain method is preferable because it is the predominate method used in the industry and will mitigate the impact of volume fluctuations on results of operations. The change in accounting method had no material effect on income for the year ended December 31, 1995. It is not possible to determine the effect of the change on retained earnings as of January 1, 1995, or income as previously reported for the year ended December 31, 1994.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost and depreciation is provided principally using the straight-line method based on estimated useful lives.

LONG-LIVED ASSETS AND INTANGIBLE ASSETS: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective January 1, 1995. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations. As indicated in Note 2 of Notes to Financial Statements, the Company recognized impairment losses associated with the restructuring plans in 1996 and 1995.

Intangible assets primarily include goodwill, the excess of purchase price over the estimated fair value of net assets acquired, and are being amortized over periods not in excess of forty years. The Company periodically evaluates the carrying value of intangible assets in relation to the estimated cash flows of the underlying businesses. An impairment loss may be recognized if the expected cash flow is less than book value. The Company recognized an impairment loss on certain intangible assets, as disclosed in Note 2 of Notes to Financial Statements, as part of the 1996 restructuring plan.

RESEARCH AND DEVELOPMENT COSTS: The Company's research and development costs are charged to expense as incurred. These charges to continuing operations amounted to $73,088,000 (1996), $52,907,000 (1995), and $40,717,000 (1994).

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

STOCK BASED COMPENSATION: The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock options granted since the exercise price of the option was the same as the market value of the

                                     WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Company's common stock. As prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," the Company has disclosed in Note 10 of Notes to Financial Statements, the pro forma effects on net income (loss) and earnings
(loss) per share of recording compensation expense for the fair value of the options granted.

INCOME TAXES: Income taxes have been provided using the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes."

COMMON SHARE DATA: Net income (loss) per common share is based upon net income
(loss) adjusted for interest (net of tax) on the 5.50% Convertible Subordinated Debentures through March 1994 and the preferred stock dividend requirements. The weighted average number of common shares outstanding during each year includes dilutive common stock equivalents, principally shares issuable in connection with the 5.50% Convertible Subordinated Debentures through March 1994 and the Company's stock option plans. Fully diluted net income (loss) per common share additionally reflects the assumed conversion of the outstanding convertible preferred stock if dilutive.


NOTE 2   RESTRUCTURING

In December 1996, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $345,130,000. The principal actions in the 1996 restructuring plan involve the closure or sale of 15 production facilities (13 included in the Chemical Segment and 2 included in the Petroleum Segment) and consolidation of support infrastructure. This restructuring, which will result in the elimination of approximately 1,800 corporate staff and manufacturing positions, will be completed by 1999. In addition, the year ended December 31, 1995, included a restructuring charge of $33,842,000 related to plant consolidation. The shut-down of the five facilities (principally in the Chemical Segment) addressed by the 1995 initiative is expected to be completed during 1997.



The major components of the restructuring charges are as follows:

--------------------------------------------------------------------------------
(thousands of dollars)

DESCRIPTION                                                      1996       1995
--------------------------------------------------------------------------------
Severance and related costs                                  $104,456   $  1,900
Write-down of property, plant and equipment                    96,879     21,840
Environmental remediation and compliance                       53,298      2,090
Write-down of goodwill and intangibles                         40,000      1,856
Demolition costs                                               26,200      4,605
Other                                                          24,297      1,551
                                                             -------------------
                                                             $345,130   $ 33,842
--------------------------------------------------------------------------------


NOTE 3   ACQUISITION AND DISPOSITIONS

On October 19, 1995, the Company acquired OSi Specialties Holding Company and OSi Specialties, Inc. (collectively "OSi") from an investor group led by DLJ Merchant Banking Partners, L.P. in a cash transaction for approximately $486,000,000. OSi manufactures a full line of silicone surfactants, amine catalysts, organofunctional silanes and specialty fluids at key manufacturing facilities in the United States, Belgium, Italy and Brazil.

The acquisition was accounted for as a purchase and accordingly, the results of operations have been included in the consolidated financial statements from the date of acquisition. An allocation of the purchase price resulted in an excess over the estimated fair value of net assets acquired (goodwill) of approximately $517,000,000. This is being amortized on a straight line basis over forty years.

                                     WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The pro forma unaudited results of operations for the years ended December 31, 1995 and 1994, assuming the acquisition of OSi had been consummated as of January 1, 1994, are as follows:

--------------------------------------------------------------------------------------
(in thousands of dollars except per share data)                 1995          1994
                                                             -------------------------
Net sales                                                     $2,322,216    $2,235,736
                                                             ------------ ------------
Income from continuing operations                               $101,119       $84,547
Income from discontinued operations - net of income taxes          4,099        12,647
                                                             ------------ ------------
Net income                                                    $105,218      $ 97,194
                                                             ------------ ------------
Net income per common share: primary
  Income from continuing operations                               $1.79         $1.52
  Income from discontinued operations - net of income taxes         .07           .22
                                                             ------------ ------------
Net income per common share: primary                              $1.86         $1.74
--------------------------------------------------------------------------------------


On September 11, 1995, the Company announced its intention to divest its Lubricants Group. On November 1, 1996, the Company sold certain assets of its Kendall/ Amalie business to Sun Company Inc. for $74,386,000. Also on November 1, the Company sold certain assets of its grease gun manufacturing business to Epicor Industries, a wholly owned subsidiary of Stant Corporation, for $11,019,000 and certain assets of its grease business to Exxon Company, U.S.A. for $35,284,000. All amounts are subject to certain post-closing adjustments (see Note 18 of Notes to Financial Statements for more information regarding discontinued operations).

On June 30, 1995, the Company sold the operations of its Continental Carbon subsidiary to China Synthetic Rubber Corporation for $121,900,000, resulting in a gain of $27,073,000, or $.48 per common share. Continental Carbon manufactures carbon black which is used primarily in the tire and rubber industry.

On March 24, 1995, the Company sold the operations of its Battery Parts business to Acro Products, Inc. for $24,100,000, resulting in a gain of $5,918,000, or $.11 per common share. Battery Parts manufactures rubber and plastic battery containers, covers and parts and custom injection molded parts.

The operating results individually and in the aggregate of the 1995 dispositions were not significant to the consolidated results of operations.



NOTE 4   INVENTORIES

Inventories are classified as follows:

--------------------------------------------------------------------------------
(thousands of dollars)                                  1996          1995
                                                    ------------- --------------
Raw materials and supplies                           $  99,112      $115,231
Finished goods                                         185,388       207,667
                                                    ------------- --------------
                                                      $284,500      $322,898
--------------------------------------------------------------------------------
Work in progress included above is not significant.


Inventories valued on a LIFO basis, at December 31, 1996 and 1995, amounted to $107,524,000 and $118,774,000, respectively. Inventories would have been $40,964,000 and $41,499,000 higher than reported at December 31, 1996 and 1995, respectively, if the FIFO method (which approximates current cost) had been used by the Company for all inventories.

                                     WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 5    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

-------------------------------------------------------------------------------
(thousands of dollars)                               1996          1995
                                                 ------------------------------
Land                                             $    34,597   $    35,259
Buildings and improvements                           172,695       186,904
Machinery, fixtures, and equipment                 1,202,449     1,114,452
Assets under construction                             87,577        61,647
                                                 ------------------------------
                                                   1,497,318     1,398,262
Less accumulated depreciation                        761,926       608,435
                                                 ------------------------------
                                                 $   735,392   $   789,827
-------------------------------------------------------------------------------


Depreciation expense, including amortization of assets under capital lease obligations, from continuing operations amounted to $99,676,000 (1996), $81,766,000 (1995), and $71,830,000 (1994).

At December 31, 1996 and 1995, buildings and improvements included approximately $14,500,000 and $17,000,000, respectively, related to an office/laboratory facility under a capital lease. The decrease from 1995 was the result of foreign currency translation.



NOTE 6    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

--------------------------------------------------------------------------------
(thousands of dollars)                                1996          1995
                                                  -----------------------------
Goodwill                                            $660,853      $666,880
Patents and licenses                                  59,912        58,561
Other                                                 66,593        65,133
                                                  -----------------------------
                                                     787,358       790,574
Less accumulated amortization                        133,625        62,450
                                                  -----------------------------
                                                    $653,733      $728,124
-------------------------------------------------------------------------------



Amortization expense from continuing operations amounted to $29,117,000 (1996), $20,805,000 (1995), and $16,833,000 (1994).



NOTE 7   ACCOUNTS PAYABLE AND OTHER CURRENT
         LIABILITIES

Components of accounts payable and other current liabilities consist of the following:

---------------------------------------------------------------------------------
(thousands of dollars)                                       1996          1995
                                                         ------------------------
Trade accounts payable                                     $155,130      $166,688
Other accruals                                              154,696       126,139
Reserves for environmental remediation and compliance        68,776        23,597
Reserve for restructuring                                    46,244         2,583
Payroll related liabilities                                  39,713        54,015
Reserve for disposition of Lubricants Group                  31,438             -
Income taxes                                                 19,347        12,272
                                                         ------------------------
                                                           $515,344      $385,294
---------------------------------------------------------------------------------

                                     WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 8   INDEBTEDNESS

On October 18, 1995, the Company entered into a one year credit agreement totaling $675,000,000 with a consortium of banks for the purpose of financing the OSi acquisition and to prepay OSi's 11.50% Senior Secured Discount Debentures due 2004 and OSi Specialties' 9.25% Senior Subordinated Notes due 2003. On February 12, 1996, the Company issued $150,000,000 of 6.125% Notes due 2006 and $150,000,000 of 6.875% Debentures due 2026. The net proceeds of $297,000,000, plus cash on hand, were used to repay $300,000,000 of bank loans under the credit agreement. Immediately thereafter, the availability of funds under the credit agreement was reduced to $375,000,000, $90,000,000 of which was utilized at December 31, 1996. On October 11, 1996, the credit agreement was amended and the term of the facility was extended until October 10, 1997. The interest rate at December 31, 1996, was approximately 5.77%.

At December 31, 1995, the Company had $605,000,000 outstanding under the credit agreement, including $305,000,000 in the Notes and Loans Payable caption of the Company's Balance Sheet. The interest rate at December 31, 1995 was approximately 6.1%.




Following is a summary of long-term debt:
-------------------------------------------------------------------------------------
(thousands of dollars)                                       1996          1995
                                                          ---------------------------
Short-term bank loan (refinanced)                         $       -      $300,000
6.125% Notes due 2006                                       150,000             -
6.875% Debentures due 2026                                  150,000             -
6.60% Notes due 2003                                        165,000       165,000
7.75% Debentures due 2023                                   110,000       110,000
7.325% Notes due 1998                                        46,242        49,210
6.47% Bank Loan due 2000                                     20,976        21,838
Capital Lease Obligation                                     14,449        17,822
6.30% Bank Loan due 2001                                     14,420             -
5.85% Pollution Control Revenue Bonds due 2023               10,000        10,000
8.20% Bank Loan due 2006                                      9,879             -
Industrial Development Revenue Bond due 2014                  8,500         8,500
Other                                                         2,723         3,945
                                                          ---------------------------
                                                            702,189       686,315
Less amounts included in notes and loans payable              1,369         2,485
                                                          ---------------------------
                                                           $700,820      $683,830
-------------------------------------------------------------------------------------


The Company has arrangements with various banks for lines of credit for its international subsidiaries aggregating $41,845,000, of which $2,216,000 was utilized at December 31, 1996. The weighted average interest rates on international short-term borrowings outstanding were 4.33% (1996) and 6.36%
(1995).

Principal maturities of long-term debt including capital lease obligations through the year 2001 at December 31, 1996 are $1,369,000 (1997), $47,752,000
(1998), $2,517,000 (1999), $23,639,000 (2000), and $17,239,000 (2001).




Following is a summary of interest from continuing operations:

-------------------------------------------------------------------------------
(thousands of dollars)                   1996           1995          1994
                                     ------------------------------------------
Interest expense                        $69,334        $43,689       $29,674
Capitalized interest                      1,503          1,429         2,214
                                     ------------------------------------------
  Total interest incurred               $70,837        $45,118       $31,888
                                     ------------------------------------------
  Total interest payments               $62,593        $47,016       $34,190
-------------------------------------------------------------------------------



NOTE 9   SHAREHOLDERS' EQUITY

On March 2, 1995, the Board of Directors unanimously approved a Shareholder Rights Plan (the "Plan"). The Plan was implemented by the issuance of one preferred stock purchase right for each share of common stock outstanding at the close of business on March 2, 1995, or issued thereafter until the rights become exercisable. Each right entitles the holder in certain events to purchase one-one thousandth of a share of participating preferred stock at a purchase price of $110. Each one-one thousandth of a share of participating preferred

                                     WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

stock is intended to represent the economic equivalent of one share of common stock. Under the Plan, 300,000 shares of participating cumulative preferred stock without par value have been authorized.

The rights currently are not exercisable. If a person or group acquires more than 15% of the outstanding common stock, or at the Board of Directors election if a tender offer for more than 15% of the outstanding common stock is commenced, or if such person or group acquires the Company in a merger or other business combination, each right (other than those held by the acquiring person) will entitle the holder to purchase stock of the Company or stock or other property of the acquiring person having a value of twice the purchase price. The rights will expire on March 2, 2005, unless redeemed earlier by the Company in whole, but not in part, at a price of $.01 per right.

Each share of $2.65 Cumulative Convertible Preferred Stock is entitled to one vote and has a minimum liquidating preference of $66 per share. Each share is subject to redemption at the Company's option at $66 per share and is convertible into 16.8075 shares of the Company's common stock. At December 31, 1996, unissued common stock of the Company was reserved for issuance in accordance with the $2.65 Cumulative Convertible Preferred Stock (109,000 shares).

The Company has authorized 8,300,000 shares of series preferred stock, which, when issued, will have such rights, power, and preferences as shall be fixed by the Company's Board of Directors.

Dividends declared per share on the Company's common stock amounted to $1.12
(1996), $1.12 (1995), and $1.06 (1994).


Common and preferred stock transactions were as follows:

-------------------------------------------------------------------------------
(thousands of shares)                           1996        1995       1994
                                               --------------------------------
Convertible Preferred Stock
  Outstanding at beginning of year                  7          7           9
  Conversions                                      (1)         -          (2)
                                               --------------------------------
    Outstanding at End of Year                      6          7           7
Common Stock
  Issued at beginning of year                  56,435     56,312      50,818
  Net shares issued under employee plans          263        122           -
  Conversions                                       6          1           -
  Restricted stock                                 59          -           -
  Conversion of convertible debentures              -          -       5,494
                                               --------------------------------
    Issued at End of Year                      56,763     56,435      56,312
Treasury Stock
  In treasury at beginning of year                  -        165         318
  Net shares issued under employee plans            -       (159)       (133)
  Conversions                                       -         (6)        (20)
                                               --------------------------------
    In Treasury at End of Year                      -          -         165
-------------------------------------------------------------------------------



NOTE 10  STOCK BASED COMPENSATION PLANS

The Company has two fixed option plans for certain employees. Under the 1992 Incentive Stock Option Plan, the Company may grant options to its employees for up to 161,000 shares of common stock. Under the 1995 Incentive Stock Option Plan, the Company may grant options to its employees for up to 1,183,000 shares of common stock. These plans provide that shares granted come from the Company's authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100 percent of the fair market value of the shares on the date of grant.

These options are exercisable in installments within a period not to exceed ten years from the date of grant. The options outstanding at December 31, 1996 and 1995, expire on various dates through June 2006. At December 31, 1996 and 1995, unissued common stock of the Company reserved for issuance in accordance with the stock option plans are 5,627,000 and 4,893,000 shares, respectively.

In 1996, restricted stock awards were granted to two key employees pursuant to certain employment agreements between the Company and such employees. The restricted stock will vest for two awards totaling 40,000 shares if certain performance-based criteria are met.

                                     WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Unless these performance criteria are met, these restricted stock awards shall terminate on either September 9, 2001, or June 13, 2002, according to the terms of the awards. An award of 19,186 shares of restricted common stock will vest over time through 1998.

The Company has elected to follow Accounting Principals Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options. Under APB No. 25, the Company does not recognize compensation expense since the exercise price of the options granted is equal to the market value of the Company's common stock at the date of grant. Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" (SFAS 123) requires the Company to disclose the pro forma impact on net income (loss) and earnings (loss) per share as if compensation expense associated with employee stock options had been calculated under the fair value method of SFAS 123 for employee stock options granted subsequent to December 31, 1994.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively; dividend yield of 4%; expected volatility of .214 and .215; risk-free interest rates of 6.1% and 6.05%; and weighted-average expected lives of 5.5 and 6.5 years.

The weighted-average fair value of the restricted stock on the date of grant was $32 with a weighted-average remaining contractual life of 4.6 years.

The Company's net income (loss) and net income (loss) per common share have been adjusted to the pro forma amounts indicated below. These pro forma effects may not be representative of the effects on future years because of the subjective assumptions used in the fair value estimate calculated under the Black-Scholes model and that new grants are generally made each year.

------------------------------------------------------------------------------------
(in thousands of dollars except per share data)            1996              1995
                                                       -----------------------------
Net income (loss)                  As reported           $(315,087)        $104,445
                                   Pro forma             $(317,658)        $104,105
Net income (loss) per common       As reported              $(5.54)           $1.85
  share: primary                   Pro forma                $(5.58)           $1.84
Net income (loss) per common       As reported              $(5.54)           $1.84
  share: fully diluted             Pro forma                $(5.58)           $1.84
------------------------------------------------------------------------------------

Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999 since options vest over five years.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

-------------------------------------------------------------------------------------------------------
(shares in thousands)                         1996                  1995                  1994
                                       ----------------------------------------------------------------
                                                  WEIGHTED-            Weighted-             Weighted-
                                                  AVERAGE              Average               Average
                                                  EXERCISE             Exercise              Exercise
                                                   PRICE                 Price                 Price
                                        SHARES               Shares                Shares
                                       ---------- --------- ---------- ---------- ---------- ----------
Options outstanding, beginning of
  year                                   2,619       $28      2,054       $27       1,472       $23
Granted                                  2,182        33        879        28         780        32
Exercised                                 (267)       25       (300)       20        (149)       18
Forfeited                                 (251)       30        (14)       29         (49)       27
                                       ---------- --------- ---------- ---------- ---------- ----------
Options outstanding, end of year         4,283       $30      2,619       $28       2,054       $27
Options exercisable at end of year       1,827       $29        808       $27         720       $24
Weighted-average fair value of
  options granted during the year        $6.35                $5.66               $      -
-------------------------------------------------------------------------------------------------------

Exercise prices for options outstanding as of December 31, 1996, ranged from $21.38 to $33.25. The weighted-average remaining contractual life of these options is 8.5 years.

                                     WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 11  OTHER EXPENSES (INCOME) - NET

The components of other expenses (income) - net from continuing operations are as follows:

-----------------------------------------------------------------------------------------------------
(thousands of dollars)                                               1996         1995       1994
                                                                  -----------------------------------
Provision for litigation                                            $34,733    $      -     $     -
Provision for environmental remediation and compliance               30,077      13,800           -
Amortization of intangibles                                          29,117      20,805      16,833
Settlements with certain of the company's insurers                        -     (55,149)          -
Gain on disposition of operations of subsidiaries                         -     (54,079)          -
Other - net                                                          (5,527)     (2,375)    (13,909)
                                                                  -----------------------------------
                                                                    $88,400    $(76,998)   $   2,924
-----------------------------------------------------------------------------------------------------


NOTE 12   INCOME TAXES

The components of income (loss) from continuing operations before income taxes are:

-----------------------------------------------------------------------------------------------------
(thousands of dollars)                                               1996         1995       1994
                                                                  -----------------------------------
Domestic                                                           $(335,609)   $113,308   $  91,387
Foreign                                                                9,800      55,832      58,405
                                                                  -----------------------------------
                                                                   $(325,809)   $169,140    $149,792
-----------------------------------------------------------------------------------------------------


The provision for income taxes from continuing operations consists of the following:

-----------------------------------------------------------------------------------------------------
(thousands of dollars)                                               1996         1995       1994
                                                                  -----------------------------------
Current
  Federal                                                          $(14,514)    $49,675     $25,115
  State                                                                 735       8,336       4,630
  Foreign                                                            38,564      16,004       9,870
Deferred
  Federal                                                           (85,750)     (6,361)      6,824
  State                                                             (11,771)       (800)      1,000
  Foreign                                                            (5,699)      2,588       8,916
Investment tax credit amortization                                     (200)       (648)       (983)
                                                                  -----------------------------------
                                                                   $(78,635)    $68,794     $55,372
-----------------------------------------------------------------------------------------------------

The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

-----------------------------------------------------------------------------------------------------
                                                                     1996         1995       1994
                                                                  -----------------------------------
Statutory federal income tax rate                                    (35.0)%       35.0%       35.0%
Foreign income taxes in excess of statutory rate                       8.1           -           -
Non-deductible goodwill and intangibles write-down                     3.9           -           -
State income taxes - net                                              (3.4)         4.5         3.8
Non-deductible goodwill amortization                                   1.8          1.1          .3
Amortization of investment tax credits                                  -           (.4)        (.6)
Other                                                                   .5           .5        (1.5)
                                                                  -----------------------------------
                                                                     (24.1)%       40.7%       37.0%
-----------------------------------------------------------------------------------------------------

The components of deferred income taxes are as follows:

-----------------------------------------------------------------------------------------------------
(thousands of dollars)                                                         1996         1995
                                                                            -------------------------
Current Deferred Tax (Assets) Liabilities:
  Reserve for environmental remediation and compliance                       $(27,339)   $ (12,208)
  Accrual items                                                               (19,698)     (20,451)
  Reserve for disposition of Lubricants Group                                 (12,260)           -
  Inventories                                                                   3,905          202
  Other - net                                                                 (37,098)     (15,327)
                                                                            =========================
                                                                             $(92,490)   $ (47,784)
                                                                            =========================
Non-current Deferred Tax (Assets) Liabilities:
  Depreciation                                                               $110,396     $138,381
  Reserve for environmental remediation and compliance                        (56,734)     (23,548)
  Net operating loss carryforward                                             (21,239)     (36,059)
  Postretirement benefits other than pensions                                 (20,469)     (14,744)
  Other - net                                                                 (28,392)      23,502
                                                                            -------------------------
                                                                             $(16,438)   $  87,532
-----------------------------------------------------------------------------------------------------

                                     WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


No federal or state income taxes have been provided on approximately $154,438,000 of unremitted earnings of the Company's international subsidiaries at December 31, 1996. As a result of the availability of foreign tax credits, based on current rates, no significant federal or state income taxes would be payable if these earnings were distributed.

At December 31, 1996, the Company has federal net operating losses of approximately $48,800,000 which are subject to certain limitations and expire as follows: $1,600,000 (2008), $32,200,000 (2009), and $15,000,000 (2010). The
Company has foreign net operating losses of approximately $6,600,000 with no expiration date.

Cash payments for income taxes amounted to $24,716,000 (1996), $59,505,000
(1995), and $45,108,000 (1994).


NOTE 13  PENSION PLANS

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

Employees of international subsidiaries are covered by various pension benefit arrangements, some of which are considered to be defined benefit plans for financial reporting purposes. Assets of the plans are comprised primarily of insurance contracts and equity securities. Benefits under these plans are primarily based upon levels of compensation. Funding policies are based on legal requirements, tax considerations and local practices.


Net pension cost includes the following components:


----------------------------------------------------------------------------------------------------------
(thousands of dollars)                     1996                   1995                   1994
                                   -----------------------------------------------------------------------
                                   DOMESTIC  INTERNATIONAL Domestic  International Domestic  International
                                   -----------------------------------------------------------------------
Service cost for benefits earned
  during the period                $ 10,456    $ 4,600     $ 6,561    $ 3,823     $  8,284   $ 3,722
Interest cost on the projected
  benefit obligation                 25,997      7,154      24,337      6,478      22,652      5,516
Actual (gain) loss on plan assets   (39,145)    (1,046)    (63,453)    (7,486)      7,287     (2,576)
Net amortization and deferral         9,883     (2,745)     35,206      4,180     (32,743)      (314)
Curtailment loss                     44,547          -           -          -           -          -
                                   -----------------------------------------------------------------------
Total Pension Cost                   51,738      7,963       2,651      6,995       5,480      6,348
Multi-employer plans                    473          -         411          -         421          -
Other international plans                 -         68           -         73           -        129
                                   -----------------------------------------------------------------------
Net Pension Cost                     52,211      8,031       3,062      7,068       5,901      6,477
Less pension cost of
  discontinued operations            10,292          -          15          -       1,009          -
                                   -----------------------------------------------------------------------
Net Pension Cost from Continuing
  Operations                       $ 41,919    $ 8,031    $  3,047    $ 7,068    $  4,892    $ 6,477

----------------------------------------------------------------------------------------------------------


The domestic curtailment loss of $44,547,000 is reflected in the Consolidated Statement of Operations as follows: $35,047,000 is included in the restructuring charge and $9,500,000 is included in Loss from Discontinued Operations.

                                     WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


The weighted average assumptions used to calculate costs were as follows:

-------------------------------------------------------------------------------------------------------
                                           1996                   1995                   1994
                                   --------------------------------------------------------------------
                                   DOMESTIC  INTERNATIONAL Domestic  International Domestic  International
                                   --------------------------------------------------------------------
Discount rate                         7.0%        7.0%        8.5%       7.1%       7.0%        6.9%
Rate of increase in compensation
  level                               4.5%        4.3%        4.5%       4.3%       4.5%        4.3%
Expected long-term rate of
  return on assets                   10.0%        7.9%       10.0%       8.0%      10.0%        8.0%
-------------------------------------------------------------------------------------------------------

The discount rate used to calculate domestic pension cost was changed from 8.5% in 1995 to 7.0% in 1996 which increased pension cost by approximately $4,900,000.


The funded status and amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1996 and 1995, for the domestic plans were as follows:

-------------------------------------------------------------------------------------------------------
(thousands of dollars)                                   1996                         1995
                                              ---------------------------------------------------------
                                                    PLANS IN WHICH:              Plans in which:
                                              ---------------------------------------------------------
                                                 ASSETS      ACCUMULATED      Assets      Accumulated
                                                 EXCEED       BENEFITS        Exceed       Benefits
                                              ACCUMULATED   EXCEED ASSETS  Accumulated   Exceed Assets
                                                BENEFITS                     Benefits
                                              ---------------------------------------------------------
Actuarial present value of:
  Vested benefits                              $(267,946)   $  (82,112)     $(259,114)     $(70,936)
  Nonvested benefits                              (4,995)      (10,341)        (6,358)       (2,166)
                                              ---------------------------------------------------------
    Accumulated Benefit Obligation              (272,941)      (92,453)      (265,472)      (73,102)
Effect of anticipated future compensation
   levels                                         (9,713)      (18,224)       (22,489)      (20,922)
                                              ---------------------------------------------------------
    Projected Benefit Obligation                (282,654)     (110,677)      (287,961)      (94,024)
Plan assets at fair value                        294,264        49,756        291,165        38,213
                                              ---------------------------------------------------------
    Plan Assets in Excess of (Less than)
      Projected Benefit Obligation                11,610       (60,921)         3,204       (55,811)
Unrecognized prior service cost                   10,764         6,205         28,915         6,294
Unrecognized net transition (asset)
   obligation                                     (8,522)          286        (11,636)          637
Unrecognized net loss                             13,530        12,396         45,621        12,823
Adjustment required to recognize minimum               -       (13,395)             -       (14,596)
  liability
                                              ---------------------------------------------------------
    Noncurrent Pension Asset (Liability)      $   27,382    $  (55,429)    $   66,104      $(50,653)
-------------------------------------------------------------------------------------------------------

The assumptions used to calculate December 31, 1996 and 1995, obligations for domestic plans were as follows:

-------------------------------------------------------------------------------------------------------
                                                                                 1996         1995
                                                                              -------------------------
Discount rate                                                                      7.5%         7.0%
Rate of increase in compensation level                                             4.5%         4.5%
-------------------------------------------------------------------------------------------------------

The revised domestic discount rate of 7.5% resulted in a decrease of approximately $17,300,000 and $20,900,000 in the 1996 accumulated and projected benefit obligation, respectively.

                                     WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The funded status and amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1996 and 1995, for the international plans were as follows:

-------------------------------------------------------------------------------------------------------
(thousands of dollars)                                   1996                         1995
                                              ---------------------------------------------------------
                                                    PLANS IN WHICH:              Plans in which:
                                              ---------------------------------------------------------
                                                 ASSETS      ACCUMULATED      Assets      Accumulated
                                                 EXCEED       BENEFITS        Exceed       Benefits
                                              ACCUMULATED   EXCEED ASSETS  Accumulated   Exceed Assets
                                                BENEFITS                     Benefits
                                              ---------------------------------------------------------
Actuarial present value of:
  Vested benefits                               $(34,802)     $(46,579)      $(31,122)     $(41,227)
  Nonvested benefits                              (1,717)       (8,366)        (1,620)       (2,483)
                                              ---------------------------------------------------------
    Accumulated Benefit Obligation               (36,519)      (54,945)       (32,742)      (43,710)
Effect of anticipated future compensation
  levels                                          (7,065)      (23,822)        (7,387)      (18,497)
                                              ---------------------------------------------------------
    Projected Benefit Obligation                 (43,584)      (78,767)       (40,129)      (62,207)
Plan assets at fair value                         48,819           196         47,567           289
                                              ---------------------------------------------------------
    Plan Assets in Excess of (Less than)
      Projected Benefit Obligation                 5,235       (78,571)         7,438       (61,918)
Unrecognized prior service cost                    1,309            14          1,597            15
Unrecognized net transition (asset)
  obligation                                      (5,473)        2,711         (5,787)          (21)
Unrecognized net loss (gain)                       1,963         5,915           (795)        1,280
                                              ---------------------------------------------------------
    Noncurrent Pension Asset (Liability)      $    3,034      $(69,931)     $   2,453      $(60,644)
-------------------------------------------------------------------------------------------------------

The assumptions used to calculate December 31, 1996 and 1995, obligations for international plans were as follows:

-------------------------------------------------------------------------------------------------------
                                                                                 1996         1995
                                                                              -------------------------
Discount rate                                                                      6.6%         7.1%
Rate of increase in compensation level                                             3.9%         4.3%
-------------------------------------------------------------------------------------------------------



The Company sponsors a defined contribution savings plan, the Witco Corporation Employee Retirement Savings Plan, which is organized under sections 401(k) and 401(a) of the Internal Revenue Code. The Plan allows salary and hourly non-bargaining employees to contribute up to a maximum of 15% of their base pay with the Company providing a matching contribution of 50 cents for each dollar up to 6%. In addition, the Company sponsors the OSi Specialties, Inc. 401(k) Savings and Investment Plan which covers all full time employees of OSi. The Plan allows employees to contribute a maximum of 17.5% of eligible compensation and the Company provides a matching contribution of 50% up to 7.5%. The Plans permit employees to make contributions on both a pre-tax and after-tax basis. Participants are immediately vested in their contributions and become fully vested in the matching contribution upon meeting certain service requirements. Union employees' participation, provisions, contributions and employer match are based upon terms of their respective collective bargaining agreement.

The Company's matching contributions were $4,200,000 (1996), $3,900,000 (1995) and $4,300,000 (1994).


NOTE 14   POSTRETIREMENT BENEFITS OTHER THAN
          PENSIONS

The Company provides health and life insurance to certain domestic retired employees, most of whom contribute to its cost. Substantially all employees presently become eligible for retiree benefits after reaching retirement age while working for the Company. The cost of the retiree medical plan is provided by retiree contributions that are adjusted annually to reflect current health costs. For domestic employees subject to collective bargaining arrangements, the cost is shared by the Company in accordance with the bargained agreements. Life insurance benefits for certain retired employees are provided with the Company assuming the cost. The Company's policy is to fund the plans at the discretion of management.

                                      WITCO CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Postretirement benefit obligations at December 31, 1996 and 1995, are as follows:

-----------------------------------------------------------------------------------------------------
(thousands of dollars)                                                       1996           1995
                                                                         ----------------------------
Accumulated Postretirement Benefit Obligation:
   Retirees                                                                $43,134        $29,359
   Active plan participants fully eligible for benefits                      8,250          9,535
   Other active plan participants                                            7,362         12,086
                                                                         ----------------------------
    Total Accumulated Postretirement Benefit Obligation                     58,746         50,980
Unrecognized net (loss)                                                       (262)        (7,010)
                                                                         ----------------------------
    Accrued Postretirement Benefit Liability                               $58,484        $43,970
-----------------------------------------------------------------------------------------------------

Net periodic postretirement benefit costs include the following components:

-----------------------------------------------------------------------------------------------------
(thousands of dollars)                                         1996          1995           1994
                                                           ------------------------------------------
Service cost of benefits earned                             $     637       $   486        $   591
Interest cost on accumulated postretirement benefits            3,082         2,938          2,634
Curtailment loss                                               13,443             -              -
Net amortization                                                   21          (747)           275
                                                           ------------------------------------------
    Net Periodic Postretirement Benefit Costs                 $17,183        $2,677         $3,500
-----------------------------------------------------------------------------------------------------


For measuring the expected postretirement benefit obligation, a 8% and 8.5% annual rate of increase in the per capita claims cost was assumed for 1996 and 1995, respectively. The rate was assumed to decrease by 1% per year to 5% in 1999 and remain at that level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for 1996 and 7% for 1995. The discount rates used in determining the net periodic postretirement benefit costs were 7% (1996), 8.3% (1995) and 7% (1994). In 1996, a curtailment charge of $13,443,000 was recognized in connection with the 1996 restructuring plan.

The effect of a 1% increase in the health care cost trend rate would increase the present value of the accumulated postretirement benefit obligation at December 31, 1996, by approximately $4,900,000 and the net periodic postretirement benefit cost for 1996 by approximately $500,000.

Certain union employees of the Company participate in multi-employer plans that provide defined postretirement health and life insurance benefits. The net periodic postretirement benefit cost for these employees is not distinguishable. The Company's costs associated with these plans on a cash basis is not significant.


NOTE 15  FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward contracts, currency swaps and other financial market instruments to hedge the effect of foreign currency fluctuations on the financial statements. The foreign exchange contracts are accounted for as hedges of net investments and transaction hedges. Gains and losses on hedges of net investments are recognized as a component of shareholders' equity. Gains and losses on transaction hedges are recognized in income and offset the foreign exchange gains and losses on the related transaction.

At December 31, 1996 and 1995, the Company had outstanding swap contracts with aggregate notional amounts of approximately $197,000,000 for each year to hedge its foreign net investments and also to fix the interest rates on the same amount of indebtedness at a weighted average interest rate of approximately 8%. The net interest rate differentials that are paid or received are reflected currently as adjustments to interest expense. The foreign currency contracts are primarily in German marks and expire in March 2003.

At December 31, 1996 and 1995, the Company had outstanding forward contracts with aggregate notional amounts of approximately $137,000,000 and $164,000,000, respectively, to hedge foreign currency risk on accounts receivable and payable. These forward contracts are generally outstanding for 30 days and are primarily denominated in German marks, Italian lire, Swiss and French francs, and British pounds.

All contracts have been entered into with major financial institutions. The risk associated with these

                                     WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

transactions is the cost of replacing, at current market rates, agreements in the event of default by the counterparties. Management believes the risk of incurring such losses is remote.

The following summarizes the major methods and assumptions used in estimating the fair values of financial instruments.

CASH AND CASH EQUIVALENTS: The carrying amount approximates fair value due to the short maturity of these instruments.

NOTES RECEIVABLE: The fair value is estimated by discounting the future cash flows using the interest rates at which similar loans would be made under current conditions.

LONG-TERM DEBT (INCLUDING SHORT-TERM PORTION): The fair value for the 6.60% and the 6.125% Notes in addition to the 7.75% and the 6.875% Debentures were based on quoted market values. For all other long-term debt which have no quoted market price, the fair value is estimated by discounting projected future cash flows using the Company's incremental borrowing rate.

FOREIGN CURRENCY/INTEREST RATE SWAP CONTRACTS: The fair value is the amount at which the contracts could be settled based on quotes provided by investment banking firms.

FAIR VALUES OF FINANCIAL INSTRUMENTS: The following table presents the carrying amounts and estimated fair values of material financial instruments used by the Company in the normal course of its business.


-------------------------------------------------------------------------------------------------------
(thousands of dollars)                                   1996                         1995
                                              ---------------------------------------------------------
                                                CARRYING                    Carrying
                                                 AMOUNT      FAIR VALUE      Amount       Fair Value
                                              ---------------------------------------------------------
Cash and cash equivalents                       $  59,201       $59,201      $143,994       $143,994
Notes receivable                                $  24,422       $24,449      $ 26,387       $ 26,366
Long-term debt                                  $ 700,820      $666,847      $686,315       $696,193
Off-balance sheet financial instruments:
  Unrealized loss on foreign
    currency/interest rate swap contracts       $       -      $(35,775)     $      -       $(41,895)
-------------------------------------------------------------------------------------------------------



NOTE 16  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES: At December 31, 1996, minimum rental commitments related to continuing operations under noncancelable operating leases amounted to $19,954,000 (1997), $12,854,000 (1998), $11,378,000 (1999), $8,374,000 (2000),
$8,243,000 (2001), and $85,440,000 (2002 and thereafter).

Rental expenses under operating leases from continuing operations were $22,725,000 (1996), $16,597,000 (1995) and $16,758,000 (1994).

CAPITAL LEASE: The Company has a capital lease for an office/laboratory facility located in Meyrin, Switzerland. The lease contains purchase options and expires in 2007.

Future minimum lease payments at December 31, 1996, were as follows:

     --------------------------------------------------
     (thousands of dollars)
     1997                                     $  1,964
     1998                                        1,964
     1999                                        1,964
     2000                                        1,964
     2001                                        1,964
     2002 and thereafter                        11,786
                                             ----------
       Total minimum lease payments             21,606
     Amounts representing interest              (7,157)
                                             ----------
       Present value of net minimum lease       14,449
         payments
     Current portion                              (869)
                                             ----------
     Long-term obligation                    $13,580
     --------------------------------------------------

The lease contains a sublease agreement for one third of the facility over the length of the lease with the lessee providing a pro rata share of the minimum lease payments.

CAPITAL COMMITMENTS: At December 31, 1996, the estimated costs to complete authorized projects under construction related to continuing operations amounts to $82,024,000.

                                     WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



LITIGATION, CLAIMS AND CONTINGENCIES: The Company is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the Company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of December 31, 1996, the Company was a PRP, or a defendant, in connection with 76 sites at which it is likely to incur environmental response costs as a result of actions brought against the Company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Resource Conservation and Recovery Act ("RCRA") or similar state or local laws. With 27 exceptions, all of these sites involve one or more PRPs, and in most cases there are numerous other PRPs in addition to the Company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

At December 31, 1996 and 1995, the Company's reserves for environmental remediation and compliance costs (including $64,224,000 at December 31, 1996, of both current and long-term environmental liabilities for the Lubricants Group and $77,649,000 at December 31, 1996, of both current and long-term environmental liabilities for plants to be either sold or closed) amounted to $219,697,000 and $106,182,000 (including $22,536,000 for the Lubricants Group), respectively, reflecting the Company's estimate of the costs to be incurred over an extended period of time in respect of those matters which are reasonably estimable. At December 31, 1996 and 1995, $150,921,000 and $60,049,000,
respectively, of the reserves are included in Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The Company is a defendant in six similar actions arising out of the Company's involvement in the polybutylene resin manufacturing business in the 1970's. Five of the following cases are currently pending in California state courts and one is pending in Texas state court; East Bay Municipal Utility District v. Mobil Oil Corporation, et al., filed in November 1993, and pending in Superior Court for the County of San Mateo, California; City of Santa Maria v. Shell Oil Company, et al., filed in May 1994, and pending in Superior Court for the County of San Luis Obispo, California; Nipomo Community Services District v. Shell Oil Company, et al., filed in May 1995, and pending in Superior Court for the County of Santa Barbara, California; Alameda County Water District v. Mobil Oil Corporation, et al., filed in April 1996, and Marin Municipal Water District v. Shell Oil Company, et al., filed in May 1996, both pending in superior Court for the County of San Mateo; and City of Austin v. Shell Oil Company, et al., filed in June 1996, and pending in the District Court of Travis County, Texas. The actions generally allege that the Company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations in the California and Texas actions include breach of the California Unfair Practices Act and the Texas Deceptive Practices Act, respectively, breach of warranty, fraud and strict liability. It is possible that the Company may be named as a defendant in future actions arising out of its past involvement in the polybutylene resin manufacturing business.

The Company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position. However, the Company's operating results could be materially affected in future periods by the resolution of these contingencies.

                                     WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 17  OPERATIONS BY INDUSTRY SEGMENT AND
         GEOGRAPHIC AREA

The following is a summary of the Company's operations by industry segment and geographic area:

--------------------------------------------------------------------------------------------------------
(thousands of dollars)                                              1996           1995           1994
                                                            --------------------------------------------
Net Sales
  Chemical                                                   $ 1,435,852    $ 1,442,320    $ 1,336,907
  OSi Specialties                                                448,592        101,312           --
  Petroleum                                                      381,621        388,872        368,747
  Diversified products                                              --           61,412        141,995
  Intersegment elimination                                        (2,738)        (8,839)        (6,235)
                                                            --------------------------------------------
    Net Sales                                                $ 2,263,327    $ 1,985,077    $ 1,841,414
                                                            --------------------------------------------
Operating Income
  Chemical                                                   $  (108,687)   $    63,611    $   125,459
  OSi Specialties                                                 58,351          7,385           --
  Petroleum                                                      (87,746)        33,955         44,240
  Diversified products                                              --           62,689         17,714
  Corporate and unallocated                                     (123,976)        33,610        (14,028)
                                                            --------------------------------------------
    Operating income (loss) from continuing operations          (262,058)       201,250        173,385
                                                            --------------------------------------------
Other expense - net                                               (3,531)        (3,525)        (3,951)
Interest income (expense) - net                                  (60,220)       (28,585)       (19,642)
                                                            --------------------------------------------
    Income (loss) from continuing operations before income
      taxes                                                  $  (325,809)   $   169,140    $   149,792
                                                            --------------------------------------------
Assets
  Chemical                                                   $   915,604    $ 1,090,837    $ 1,101,519
  OSi Specialties                                                969,620        966,501           --
  Petroleum                                                      209,154        246,259        507,848
  Diversified products                                              --             --          107,376
  Net assets of discontinued operations                           59,740        170,426           --
  Corporate (principally cash, cash equivalents and              237,587        276,581        202,602
    deferred pension costs)
                                                            --------------------------------------------
    Assets                                                   $ 2,391,705    $ 2,750,604    $ 1,919,345
--------------------------------------------------------------------------------------------------------

The following table presents a reconciliation of operating income (loss) from continuing operations on a segment basis detailing unusual or infrequently occurring items which affect comparability between years:

-------------------------------------------------------------------------------------------------------------------
(thousands of dollars)
                                                                          1996
                                          -------------------------------------------------------------------------
                                                              OSi                         CORPORTAE &
                                          CHEMICAL        SPECIALTIES     PETROLEUM       UNALLOCATED      TOTAL
                                          -------------------------------------------------------------------------
Operating income
 (loss) from
 continuing
 operations on a
 comparative basis                         $ 113,398       $  58,351      $  23,582       $ (21,273)      $ 174,058
Restructuring charge                        (197,724)           --          (94,031)        (53,375)       (345,130)
Other charges                                (24,361)           --          (17,297)        (49,328)        (90,986)
Insurance
 settlements                                    --              --             --              --              --
Gain on disposition
 of subsidiaries                                --              --             --              --              --
                                          -------------------------------------------------------------------------
Operating income
 (loss) from
 continuing
 operations                                $(108,687)      $  58,351      $ (87,746)      $(123,976)      $(262,058)
                                          -------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------
(thousands of dollars)
                                                                                   1995
                                          -----------------------------------------------------------------------------------------
                                                              OSi                        Diversified      Corporated &
                                           Chemical       Specialties     Petroleum        Products       Unallocated        Total
                                          -----------------------------------------------------------------------------------------
Operating income
 (loss) from
 continuing
 operations on a
 comparative basis                         $ 109,603       $   7,385      $  36,105       $  10,160       $ (19,289)      $ 143,964
Restructuring charge                         (33,092)           --             (750)           --              --           (33,842)
Other charges                                (12,900)           --           (1,400)         (1,550)         (2,250)        (18,100)
Insurance
 settlements                                    --              --             --              --            55,149          55,149
Gain on disposition
 of subsidiaries                                --              --             --            54,079            --            54,079
                                          -----------------------------------------------------------------------------------------
Operating income
 (loss) from
 continuing
 operations                                $  63,611       $   7,385      $  33,955        $62,689        $  33,610       $ 201,250
-----------------------------------------------------------------------------------------------------------------------------------



The only unusual item in 1994 was a gain of $5,070 from the disposition of the metal finishing and metalworking operations of a subsidiary (Diversified Products).

                                     WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
(thousands of dollars)                                              1996          1995          1994
                                                            -------------------------------------------
Depreciation and Amortization
  Chemical                                                   $    67,312   $    69,917   $    62,795
  OSi Specialties                                                 37,865         9,439          --
  Petroleum                                                       19,110        16,758        14,568
  Diversified products                                              --           3,719         9,351
  Corporate                                                        4,506         2,738         1,949
                                                            -------------------------------------------
    Depreciation and amortization from continuing            $   128,793   $   102,571   $    88,663
      operations
                                                            -------------------------------------------
Capital Expenditures (exclusive of acquisitions)
  Chemical                                                   $    74,230   $    53,134   $    44,323
  OSi Specialties                                                 40,477        12,400          --
  Petroleum                                                       16,641        16,755        25,647
  Diversified products                                              --           4,388         5,623
  Discontinued operations                                         11,844        17,557        17,502
  Corporate                                                       17,971        11,611        14,343
                                                            -------------------------------------------
    Capital Expenditures                                     $   161,163   $   115,845   $   107,438
                                                            -------------------------------------------
Net Sales
  United States                                              $ 1,450,996   $ 1,247,287   $ 1,225,062
  Western Europe                                                 775,078       662,099       541,060
  Other International                                            217,447       163,636       137,855
  Inter-area elimination                                        (180,194)      (87,945)      (62,563)
                                                            -------------------------------------------
    Net Sales                                                $ 2,263,327   $ 1,985,077   $ 1,841,414
                                                            -------------------------------------------
Operating Income
  United States                                              $  (280,774)  $   131,604   $   102,017
  Western Europe                                                  22,153        55,324        54,184
  Other International                                             (3,437)       14,322        17,184
                                                            -------------------------------------------
    Operating income (loss) from continuing operations       $  (262,058)  $   201,250   $   173,385
                                                            -------------------------------------------
Assets
  United States                                              $ 1,580,470   $ 1,491,188   $ 1,211,125
  Western Europe                                                 640,265       884,139       604,342
  Other International                                            111,230       204,851       103,878
  Net assets of discontinued operations (United States)           59,740       170,426          --
                                                            -------------------------------------------
    Assets                                                   $ 2,391,705   $ 2,750,604   $ 1,919,345
-------------------------------------------------------------------------------------------------------



Intersegment and inter-area sales are accounted for on the same basis used to price sales to similar non-affiliated customers and such sales are eliminated in arriving at consolidated amounts.

The Company does not allocate income and expenses that are of a general corporate nature to industry segments in computing operating income. These include general corporate expenses, interest income and expense, and certain other income and expenses not directly attributable to a specific segment.

In 1996, corporate and unallocated includes charges of $53,375,000 related to a restructuring of the Company's operations and $49,328,000 of non-recurring items related to provisions for litigation and other matters.

1995 corporate and unallocated includes income of $55,149,000 as a result of settlements with certain of the Company's insurers, net of related legal and other costs.

Foreign currency translation and transaction gains and losses included in net income are not significant.

OSi Specialties purchases, in the aggregate, approximately 40% of its raw materials from Dow Corning Corporation and Union Carbide Corporation under various long-term agreements which terms expire at various times through 2000.


NOTE 18  DISCONTINUED OPERATIONS

On September 11, 1995, the Company announced its intention to divest its Lubricants Group. These operations are reflected as discontinued operations for all periods presented in the Company's Statements of Operations. Net sales for discontinued operations amounted to $332,930,000 (1996), $373,363,000 (1995) and
$383,255,000 (1994). During 1996, the Company recorded an estimated net loss on disposal of $68,253,000,

                                     WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


or $1.20 per common share, associated with the divestiture of the Lubricants Group. The loss is based upon events and information which resulted in management's revised estimate of the net realizable value of the Lubricants Group. This revised estimate is based upon contract negotiations, lower than anticipated bids for portions of the group and amendments to the Company's plan of disposal, including plant closures, which resulted in a write-down of certain assets and a provision for associated costs.

On November 1, 1996, the Company sold certain assets of its Kendall/Amalie business and certain assets of its grease and grease gun manufacturing businesses for approximately $120,689,000, subject to certain post-closing adjustments.

The components of net assets of discontinued operations included in the Company's Consolidated Balance Sheets at December 31, 1996 and 1995, are as follows:

--------------------------------------------------------------------------------
(thousands of dollars)                                   1996         1995
                                                      -------------------------
Accounts and notes receivable - net                     $19,331    $  61,633
Inventories                                              10,781       38,378
Property, plant and equipment - net                      30,756      112,639
Accounts payable and other current liabilities           (2,000)     (39,603)
Other assets and liabilities - net                          872       (2,621)
                                                      -------------------------
                                                        $59,740     $170,426
-------------------------------------------------------------------------------


Additional liabilities of the Lubricants Group to be retained by the Company as of December 31, 1996, amounted to $66,634,000 included in the Accounts Payable and Other Current Liabilities caption of the Company's Balance Sheet including $31,438,000 related to the reserve for disposition of the business, $18,611,000 for environmental remediation and compliance costs and $16,585,000 for current payables and accruals. Additionally, $45,613,000 is included in the Deferred Credits and Other Liabilities caption for environmental remediation and compliance costs.

Under generally accepted accounting principles, a provision for loss on discontinued operations has been included based on management's best estimates of the amounts expected to be realized on the sale of the remaining portions of the Lubricants Group. While estimates are based on an analysis of the facilities, including appraisals by investment bankers, there have been limited recent sales of comparable properties to consider in preparing such valuations. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss anticipated on disposal of the discontinued operations.



NOTE 19  SUBSEQUENT EVENTS

DISCONTINUED OPERATIONS

Effective February 28, 1997, the Company sold its refinery in Bradford, Pennsylvania to American Refining Group, Inc. for approximately $17,000,000. On March 4, 1997, the Company signed a letter of intent to sell its Golden Bear Division, the remaining business of the Lubricants Group. The Company anticipates no additional losses will be incurred as a result of these transactions.

                                      WITCO CORPORATION AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA FROM CONTINUING OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

(in thousands of dollars except per share data)
------------------------------------------------------------------------------------------------------------------
                                 1996                                           1995
              --------------------------------------------------  ------------------------------------------------
                                                        INCOME                                          Income
                                          INCOME        (LOSS)                            Income        (Loss)
                                          (LOSS)        FROM                              (Loss)        from
                            COST OF        FROM       CONTINUING                Cost of     from        Continuing
                 NET         GOODS      CONTINUING    OPERATIONS     Net         Goods    Continuing    Operations
  QUARTER       SALES        SOLD       OPERATIONS   PER SHARE(f)   Sales        Sold     Operations    Per Share(f)
-------------------------------------------------------------------------------------------------------------------
   First      $ 589,425  $  448,345      $25,581       $ .45       $517,952    $405,213    $30,270 (a)     $ .54 (a)
   Second       571,458     434,680       18,519         .33        489,231     390,634     69,021 (b)      1.22 (b)
   Third        562,049     437,952       11,928         .21        441,902     352,554     19,444 (c)       .34 (c)
   Fourth       540,395     439,343     (303,202)(e)   (5.33)(e)    535,992     420,421    (18,389)(d)      (.32)(d)
             ------------------------------------------------------------------------------------------------------
             $2,263,327  $1,760,320    $(247,174)     $(4.35)    $1,985,077  $1,568,822   $100,346         $1.78
--------------------------------------------------------------------------------------------------------------------


(a) Includes a gain of $5,918, or $.11 per common share, from the disposition of the Company's Battery Parts business.

(b) Includes a gain of $27,073, or $.48 per common share, from the disposition of the Company's Carbon Black business, and a gain of $23,032, or $.40 per common share, as a result of settlements with certain of the Company's insurers, net of related legal and other costs.

(c) Includes a gain of $4,410, or $.08 per common share, as a result of settlements with certain of the Company's insurers, net of related legal and other costs.

(d) Includes a restructuring charge of $20,644, or $.36 per common share; other non-recurring charges of $11,041, or $.20 per common share, related to provisions for environmental remediation costs and litigation; and a gain of $6,236, or $.11 per common share, as a result of settlements with certain of the Company's insurers, net of related legal and other costs.

(e) Includes a restructuring charge of $239,270, or $4.21 per common share, and other non-recurring charges of $71,336, or $1.25 per common share, related to provisions for litigation, environmental remediation costs and other costs.

(f) Per share amounts for the quarter are computed independently; and, due to the computation formula, the sum of the quarters may not equal the year-to-date period.


RESPONSIBILITY FOR FINANCIAL STATEMENTS

Witco is responsible for the integrity of the financial data reported by it and its subsidiary companies. This requires preparing financial statements and other financial data which fairly reflect Witco's consolidated financial position and results of operations in accordance with generally accepted accounting principles, including certain data that is based on management's best estimates and judgment.

In the preparation of its financial data and to safeguard its assets against unauthorized acquisition, use, or disposition, Witco establishes and maintains accounting and reporting systems supported by internal accounting controls. Witco believes that a high level of internal accounting control is maintained by the selection and training of qualified personnel, by appropriate delegation of authority and division of responsibilities, by the establishment and communication of accounting and business policies, and by conducting internal audits including follow-up procedures that require responsive action by management. In establishing systems of internal accounting control, Witco weighs the cost of such systems against the benefits that it believes can be derived.

Ernst & Young LLP, independent auditors, are engaged to audit and render an opinion as to whether Witco's financial statements present fairly Witco's consolidated financial position and operating results. Their audits are conducted in accordance with generally accepted audited standards, and their report is included herein.

The Audit Committee of the Board of Directors, consisting of four non-employee directors, reviews Witco's accounting and auditing policies, practices and the services to be performed by the independent auditors. The Audit Committee meets with management, with the internal auditors and with the independent auditors in the exercise of its responsibilities.

                                                                     SCHEDULE II

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

                     COLUMN A                        COLUMN B              COLUMN C             COLUMN D     COLUMN E
---------------------------------------------------  --------      ------------------------     --------     --------
                                                                          ADDITIONS
                                                                   ------------------------
                                                     BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE
--------------------------------------------------   BEGINNING     COSTS AND       OTHER                      AT END
                   DESCRIPTION                       OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS    OF PERIOD
--------------------------------------------------   ----------    ----------    ----------    ----------    --------

Year ended December 31, 1996:
     Valuation and qualifying accounts deducted
       from assets to which they apply:
          Allowances for doubtful
            receivables-trade.....................     $7,104        $8,235       $  3,036(a)    $4,174(b)   $14,201
                                                     ----------    ----------    ----------    ----------    --------
                                                     ----------    ----------    ----------    ----------    --------

Year ended December 31, 1995:
     Valuation and qualifying accounts deducted
       from assets to which they apply:
          Allowances for doubtful
            receivables-trade.....................     $8,863        $2,615       $ (3,197)(c)    $1,177(b)   $ 7,104
                                                     ----------    ----------    ----------    ----------    --------
                                                     ----------    ----------    ----------    ----------    --------

Year ended December 31, 1994:
     Valuation and qualifying accounts deducted
       from assets to which they apply:
          Allowances for doubtful
            receivables-trade.....................     $6,821        $2,209       $    821       $  988(b)   $ 8,863
                                                     ----------    ----------    ----------    ----------    --------
                                                     ----------    ----------    ----------    ----------    --------

------------

Notes:

(a) Amount represents a reclassification.

(b) Uncollectible receivables charged against the allowance provided.

(c) Amount principally consists of the allowance for doubtful accounts of $2.2 million from the Lubricants Group, which is reflected on the Balance Sheet as net assets of discontinued operations.

                               WITCO CORPORATION
                               INDEX TO EXHIBITS

EXHIBIT
  NO.                               DESCRIPTION
--------                            -----------

 10(i)(5).  -- Amendment No. 1 to Amended and Restated Credit Agreement dated as of December 23, 1996.

 11.        -- Statement re Computation of Per Share Earnings.

 21.        -- Subsidiaries of the Registrant.

 23.        -- Consent of Independent Auditors.

 27.        -- Financial Data Schedule.
