Form 10-Q
period 1997-03-31
WITCO CORP
filed 1997-05-14
CIK 107889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

                               YES    X         NO
                                    -----           -----

The number of shares of common stock outstanding is as follows:

        Class                                      Outstanding at April 30, 1997

Common Stock - $5 par value                                  57,136,183

                                WITCO CORPORATION

                                    FORM 10-Q
                  For the quarterly period ended March 31, 1997

                      CONTENTS                                                          PAGE
                      --------                                                          ----
  PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Condensed consolidated balance sheets at March 31, 1997 (unaudited)
             and December 31, 1996                                                        2


             Condensed consolidated statements of operations (unaudited) for the three
             months ended March 31, 1997 and 1996                                         3

             Condensed consolidated statements of cash flows (unaudited) for the
             three months ended March 31, 1997 and 1996                                   4

             Notes to condensed consolidated financial statements (unaudited)             5

             Independent accountants' report on review of interim
             financial information                                                        8

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                          9

 PART II.    OTHER INFORMATION

  Item 1.    Legal Proceedings                                                           12

  Item 4.    Submission of Matters to a Vote of Security Holders                         13

  Item 6.    Exhibits and Reports on Form 8-K                                            14

   Signatures                                                                            15

   Index to Exhibits                                                                     16


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Per Share Data)

                                                                March 31                  December 31,
                                                                  1997                     1996 (a)
                                                              -------------              -------------
                                                              (Unaudited)
ASSETS

  CURRENT ASSETS
  Cash and cash equivalents                                     $  38,367                  $  59,201
  Accounts and notes receivable-net                               417,589                    390,288
  Inventories
    Raw materials and supplies                   $  90,837                  $  99,112
    Finished goods                                 183,250        274,087     185,388        284,500
                                                 ------------               ------------
  Deferred income taxes                                            86,869                     92,490
  Prepaid and other current assets                                 20,369                     26,947
                                                              -------------              -------------
      TOTAL CURRENT ASSETS                                        837,281                    853,426
                                                              -------------              -------------
  PROPERTY, PLANT, AND EQUIPMENT - less
    accumulated depreciation of $780,745
    and $761,926                                                  700,560                    735,392
  GOODWILL AND OTHER INTANGIBLE ASSETS - less
    accumulated amortization of $139,676 and
    $133,625                                                      642,998                    653,733
  DEFERRED INCOME TAXES                                                 -                     16,438
  DEFERRED COSTS AND OTHER ASSETS                                  90,641                     72,976
  NET ASSETS OF DISCONTINUED OPERATIONS                            46,755                     59,740
                                                              =============              =============
      TOTAL ASSETS                                              $2,318,235                 $2,391,705
                                                              =============              =============

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Notes and loans payable                                     $  73,504                  $  94,929
    Accounts payable and other current                            481,431                    515,344
      liabilities
                                                              -------------              -------------
      TOTAL CURRENT LIABILITIES                                   554,935                    610,273
                                                              -------------              -------------
  LONG-TERM DEBT                                                  693,742                    700,820
  DEFERRED INCOME TAXES                                             4,460                          -
  DEFERRED CREDITS AND OTHER LIABILITIES                          443,510                    452,747
  SHAREHOLDERS' EQUITY
    $2.65 Cumulative Convertible Preferred
      Stock, par value $1 per share
      Authorized - 14 shares
      Issued and outstanding - 6 shares                                 6                          6
    Common Stock, par value $5 per share
      Authorized - 100,000 shares
      Issued and outstanding - 57,019 shares
      and 56,763 shares                                           285,097                    283,818
    Capital in excess of par value                                144,271                    138,453
    Equity adjustments:
      Foreign currency translation                                 (5,522)                    11,989
      Pensions and other                                           (6,276)                    (6,423)
    Retained earnings                                             204,012                    200,022
                                                              -------------              -------------
      TOTAL SHAREHOLDERS' EQUITY                                  621,588                    627,865
                                                              -------------              -------------
      TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                                                  $2,318,235                 $2,391,705
                                                              =============              =============


(a) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                       -------------------------------
                                                           1997             1996
                                                       -------------     -------------
                                                         (In thousands except per
                                                                share data)
 Net Sales                                                $ 568,490        $ 589,425

 Cost of Goods Sold                                         432,165          448,345
                                                       -------------     -------------

 Gross Profit                                               136,325          141,080

 Operating Expenses
     Selling expense                                         24,518           27,119
     General and administrative expenses                     38,238           35,427
     Research and development                                17,386           17,989
     Other expenses (income) - net                            4,150            1,281
     Restructuring charge                                     3,538                -
                                                       -------------     -------------
            Total Operating Expenses                         87,830           81,816
                                                       -------------     -------------
 Operating Income from Continuing Operations                 48,495           59,264

 Other Expense (Income) - Net
     Interest expense                                        13,924           17,669
     Interest income                                           (670)           (2,468)
     Other expense - net                                        864              973
                                                       -------------     -------------
 Income from Continuing Operations before
     Income Taxes                                            34,377           43,090

 Income Taxes                                                14,438           17,509
                                                       -------------     -------------
 Income from Continuing Operations                           19,939           25,581

 Income from Discontinued Operations -
     Net of Income Taxes of $ - and $283                          -              340
                                                       -------------     -------------
     Net Income                                           $  19,939        $  25,921
                                                       =============     =============
 PER COMMON SHARE: PRIMARY
     Income from continuing operations                  $        .35     $       .45
     Income from discontinued
     operations - net of income taxes                             -              .01
                                                       -------------     -------------
     Net Income                                         $       .35      $       .46
                                                       =============     =============
 PER COMMON SHARE: FULLY DILUTED
     Income from continuing operations                  $       .35      $       .44

     Income from discontinued
     operations - net of income taxes                             -              .01
                                                       -------------     -------------
     Net Income                                         $       .35       $      .45
                                                       =============     =============
 Weighted average number of common shares
     and equivalents - primary                               57,064           56,895
                                                       =============     =============
 Dividends declared                                    $        .28       $      .28
                                                       =============     =============


See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                     ---------------------------
                                                                        1997             1996
                                                                    -----------       ----------
                                                                            (In Thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES                             $ 19,100         $  20,440
                                                                      --------         ---------
INVESTING ACTIVITIES

 Expenditures for property, plant, and equipment                       (25,433)          (43,334)
 Proceeds from dispositions                                             17,761            13,650
 Other investing activities                                               --              (1,171)
                                                                      --------         ---------
  Net Cash Used in Investing Activities                                 (7,672)          (30,855)
                                                                      --------         ---------
FINANCING ACTIVITIES

 Proceeds from borrowings                                               40,555           303,257
 Payments on borrowings                                                (61,154)         (302,953)
 Dividends                                                             (15,948)          (15,806)
 Proceeds from exercise of stock options                                 7,090             3,052
 Other financing activities                                                153              --
                                                                      --------         ---------
  Net Cash Used in Financing Activities                                (29,304)          (12,450)
                                                                      --------         ---------
Effects of Exchange Rate Changes on Cash and Cash Equivalents           (2,958)           (1,075)
                                                                      --------         ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                  (20,834)          (23,940)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        59,201           143,994
                                                                      --------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 38,367         $ 120,054
                                                                      ========         =========


See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1996.

The condensed consolidated financial statements at March 31, 1997, and for the three month periods ended March 31, 1997 and 1996, have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by independent accountants Ernst & Young LLP, and their report is included herein.

NOTE B - Discontinued Operations

On September 11, 1995, the company announced its intention to divest its Lubricants Group. These operations are reflected as discontinued operations for all periods presented in the company's statements of operations and as net assets of discontinued operations in the company's balance sheets. Total revenues for the three month periods ended March 31, 1997 and 1996 were $31,409,000 and $87,179,000, respectively.

The components of net assets of discontinued operations at March 31, 1997 are as follows:


                                                            March 31,
In Thousands                                                  1997
------------                                             ---------------
Accounts and notes receivable - net                         $10,586
Inventories - net of LIFO reserve of $11,248                  5,497
Property, plant, and equipment - net                         30,370
Other assets and liabilities - net                              302
                                                         ===============
    Net assets of discontinued operations                   $46,755
                                                         ===============


Additional liabilities of the Lubricants Group as of March 31, 1997 are included in "Accounts payable and other current liabilities" ($57,401,000) and "Deferred Credits and Other Liabilities" ($47,200,000).

On February 29, 1997, the company sold its refinery in Bradford, Pennsylvania to American Refining Group, Inc. for approximately $17,000,000 subject to certain post-closing adjustments. On April 29, 1997, the company signed an agreement with Glencoe Growth Closely Held Business Fund, L.P. for the sale of its Golden Bear division, the remaining business in the Lubricants Group. It is anticipated that no additional losses will be incurred as a result of these transactions.

NOTE C - Other Matters

On March 31, 1997, the company entered into a new five year revolving credit agreement totaling $500,000,000 with various banks. Borrowings on this facility are at various rate options to be determined at the time of borrowing. The facility contains covenants which are customary in agreements of this nature. The company is required to pay a facility fee of .075 percent per year on the total commitment. As of March 31, 1997, $48,000,000 was outstanding on the company's previously existing credit facility of $375,000,000. On April 2, 1997, this previously existing credit facility was terminated with outstanding borrowings refinanced under the new $500,000,000 credit facility.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the company will be required to change the method currently used to compute earnings per share, and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Statement No. 128 would not materially impact primary or fully diluted earnings per share for the periods ended March 31, 1997 and 1996.

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE D - Effective Tax Rate

The effective tax rate of 42.0% for the three month period ended March 31, 1997, as compared to the federal statutory tax rate of 35%, is primarily the result of state income taxes, goodwill amortization related to the acquisition of OSi Specialties, Inc. which is not deductible for income tax purposes and the effect of a change in the mix between domestic and foreign earnings. The effective tax rate of 40.6% for the three month period ended March 31, 1996, as compared to the federal statutory tax rate of 35%, is primarily the result of state income taxes and goodwill amortization related to the acquisition of OSi Specialties, Inc.

NOTE E - Litigation and Environmental

The company is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of March 31, 1997, the company was a PRP, or a defendant, in connection with 77 sites at which it is likely to incur environmental response costs as a result of actions brought against the company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Resource Conservation and Recovery Act ("RCRA") or similar state or local laws. With 28 exceptions, all of these sites involve one or more other PRPs and in most cases there are numerous other PRPs in addition to the company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

At March 31, 1997, the company's reserves for environmental remediation and compliance amounted to $215,861,000, reflecting the company's estimate of the costs to be incurred over an extended period of time in respect of those matters which are reasonably estimable. Included in this amount was $61,982,000 of both current and long-term environmental liabilities from the Lubricants Group and $77,649,000 of both current and long-term environmental liabilities for plants to be either sold or closed. At March 31, 1997, $149,215,000 of the reserves are included in Deferred Credits and Others Liabilities on the Consolidated Balance Sheets.

The company is a defendant in six similar actions arising out of the company's involvement in the polybutylene resin manufacturing business in the 1970's. Five of the cases are currently pending in California state courts and one is pending in Texas state court: East Bay Municipal Utility District v. Mobil Oil Corporation, et al., filed in November 1993, and pending in Superior Court for the County of San Mateo, California; City of Santa Maria v. Shell Oil Company, et al., filed in May 1994, and pending in Superior Court for the County of San Luis Obispo, California; Nipomo Community Services District v. Shell Oil Company, et al., filed in May 1995, and pending in Superior Court for the County of Santa Barbara, California; Alameda County Water District v. Mobil Oil Corporation, et al., filed in April 1996, and Marin Municipal Water District v. Shell Oil Company, et al., filed in May 1996, both pending in Superior Court for the County of San Mateo; and City of Austin v. Shell Oil Company, et al., filed in June 1996, and pending in the District Court of Travis County, Texas. The actions generally allege that the company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations in the California and Texas actions include breach of the California Unfair Practices Act and the Texas Deceptive Practices Act, respectively; breach of warranty, fraud and strict liability. It is possible that the company may be named as a defendant in future actions arising out of its past involvement in the polybutylene resin manufacturing business.

The company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position. However, the company's operating results could be materially affected in future periods by the resolution of these contingencies.

                     Independent Accountants' Review Report

The Board of Directors
Witco Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Witco Corporation and Subsidiary Companies as of March 31, 1997, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Witco Corporation and Subsidiary Companies as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 31, 1997, except for Note 19, as to which the date is March 4, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                    /s/ ERNST & YOUNG LLP

Stamford, Connecticut
May 12, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

Cash and cash equivalents decreased $20.8 million during the first three months of 1997 primarily as a result of the company's decision to pay down debt.

During the fourth quarter of 1996, the company adopted a plan to restructure operations. In connection with the plan and other initiatives, the company recorded an after-tax charge of $310.6 million, of which approximately $130 million will be expended as cash. As of March 31, 1997 approximately $5.1 million has been spent against reserves relating to this restructuring plan and other initiatives.

On March 31, 1997, the company entered into a new five year revolving credit agreement with various banks in the amount of $500 million. The new facility contains various covenants which are customary in agreements of this nature. Borrowings on this facility are at various rate options to be determined at the time of the borrowing. The company is required to pay a facility fee of .075 percent per year on the total commitment. The company plans to utilize the facility periodically for its various operating requirements and planned capital investment program. As of March 31, 1997, $48,000,000 was outstanding on the company's previously existing credit facility of $375,000,000. On April 2, 1997, this previously existing credit facility was terminated with outstanding borrowings refinanced under the new $500,000,000 credit facility.

CAPITAL INVESTMENTS AND COMMITMENTS

Capital expenditures for the first three months of 1997 amounted to $25.4 million, as compared to $43.3 million during the same period of 1996. Capital expenditures related to continuing operations for the three months ended March 31, l997 and 1996 were $25.2 million and $39.8 million, respectively. The company expects capital expenditures during the remainder of the year will accelerate in conjunction with its restructuring plan and to be in the range of approximately $250 million for the year.

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

The company is not a party to any legal proceedings or environmental matters which it believes will have a material adverse effect on its consolidated financial position, cash flow or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period, could be materially affected by such legal proceedings or environmental matters. The company, however, does not expect the results of such proceedings or environmental matters to materially affect its competitive position. See Note E of Notes to Condensed Consolidated Financial Statements for additional details.

DISCONTINUED OPERATIONS

On September 11, l995, the company announced its intention to divest its Lubricants Group (see Note B of Notes to Condensed Consolidated Financial Statements for additional details).

RESULTS FROM CONTINUING OPERATIONS

First quarter 1997 net sales from continuing operations of $568.5 million were $20.9 million, or 4 percent, lower than net sales for the same period of 1996. Approximately $20.0 million of the decline was caused by a significant increase in the strength of the U.S. dollar compared to the first quarter of 1996. Also impacting 1997 net sales were the absence of $12.1 million of revenue from Witco Israel, which was disposed of at the end of the first quarter of 1996, and approximately $8.0 million of sales lost due to a fire and resulting temporary shut-down of the company's Petrolia, Pennsylvania plant. These items were the primary factors causing volume to decline 7 percent. The effect of the stronger dollar and lower volume of approximately $40 million, was partially offset by higher selling prices in certain business segments and an improved product mix.

Income from continuing operations for the first three months of 1997 of $19.9 million was down $5.6 million compared to the corresponding period of 1996.
Current year income was adversely affected by restructuring charges of $2.2 million related primarily to expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized; $2.6 million of higher costs related to the above mentioned shut-down of the Petrolia plant; accruals of $2.7 million associated with the company's new performance based incentive compensation plans; and $1.4 million from the fluctuation of foreign currency rates. These items were partially offset by restructuring related cost reductions, a favorable sales mix and selected higher selling prices.

SEGMENT INFORMATION

Segment net sales and operating income for the first quarter of 1997 and 1996 are set forth in the following table. The "Other" classification represents net sales of Witco Israel, disposed of at the end of the first quarter 1996. Prior period segment information has been restated to conform with the current periods newly constituted segments.

                                                            Three Months Ended March 31,
(Unaudited - In Millions)                                      1997              1996
                                                          ----------------  ---------------
Net sales
       Oleochemicals & Derivatives                             $106.8            $109.8
       Performance Chemicals                                    210.3             224.6
       Polymer Chemicals                                        128.7             130.0
       OrganoSilicones                                          122.7             112.9
       Other                                                     --                12.1
                                                          ================  ===============
          Net sales                                            $568.5            $589.4
                                                          ================  ===============
Operating income from continuing operations
       Oleochemicals & Derivatives                           $    3.9          $    6.7
       Performance Chemicals                                     16.6              21.8
       Polymer Chemicals                                         16.4              15.1
       OrganoSilicones                                           18.1              17.7
       Corporate and unallocated                                 (6.5)             (2.0)
                                                          ================  ===============
          Operating income from continuing operations         $  48.5           $  59.3
                                                          ================  ===============


OLEOCHEMICALS & DERIVATIVES

Oleochemicals & Derivatives' first quarter net sales of $106.8 million were $3.0 million, or 3 percent, behind the same quarter of 1996. A comparatively stronger U.S. dollar accounted for the decline, while the impact of a 2 percent increase in volume was offset by a corresponding decline in sales prices due to competitive pressures and a soft glycerin market.

Current year operating income for Oleochemicals & Derivatives of $3.9 million was $2.8 million lower than the prior year. The decline was primarily due to lower product margins attributable to a soft glycerin market, overall competitive pressures affecting both price and volume in the commodity sector of the segment's business, and increased incentive compensation accruals.

PERFORMANCE CHEMICALS

First quarter 1997 Performance Chemicals' net sales declined $14.3 million, or 6 percent, to $210.3 million compared to the same 1996 period. A 9 percent decline in volume, primarily due to the aforementioned Petrolia plant fire and resulting temporary shut-down, and the stronger U.S. dollar accounted for the lower sales. A favorable product mix partially offset the volume shortfall and stronger U.S. dollar.

Performance Chemicals' operating income for the first three months of 1997 of $16.6 million was adversely affected by a $3.0 million restructuring charge. Excluding this charge, operating income was down $2.2 million compared to 1996. The lower operating earnings was primarily due to lost sales and higher costs of purchasing replacement products resulting from the Petrolia plant shut-down, partially offset by restructuring driven cost reductions, including lower depreciation, and favorable pricing of certain major raw material feedstocks.

POLYMER CHEMICALS

Polymer Chemicals' net sales for the first quarter of 1997 declined slightly to $128.7 million compared to the corresponding quarter of 1996. This decline was caused by a significant increase in the strength of the U.S. dollar as compared to the first quarter of the 1996 partially offset by a 3 percent increase in volume, an improved sales product mix and higher prices in certain areas of the business.

Operating income for the Polymer Chemicals segment increased from $15.1 million in 1996 to $16.4 million in 1997. The 9 percent improvement in operating income was due to higher product margins, primarily resulting from the elimination of low margin products and restructuring related cost reductions, partially offset by increased performance based incentive compensation accruals.

ORGANOSILICONES

Net sales for the OrganoSilicones segment of $122.7 million for the first quarter of 1997 were 9 percent greater than the same period of 1996. The segment benefited from a 7 percent increase in volume and a favorable sales mix, half of which was negated by a comparatively stronger U.S. dollar.

OrganoSilicones first quarter 1997 operating income rose 2 percent to $18.1 million compared to the first quarter of 1996. The increase was primarily driven by significantly higher volume and an improved specialties to standards sales mix, partially offset by increased compensation accruals.

OUTLOOK

The company is optimistic that results from continuing operations in 1997 will exceed 1996 results. The principal reason for this optimism is the anticipated successful implementation of the 1997 portion of the 1996 restructuring plan, which will reduce the company's fixed and variable costs. While the full extent of the reductions will not be realized until 2000, positive reductions in the company's cost structure are expected in 1997. The company will continue to aggressively pursue implementation of the 1996 restructuring plan, and, following its completion, the company believes it will achieve its long-term financial goals: revenues of up to $3.0 billion within five years; gross margins to exceed 30%; operating margins in the mid-teens; earnings per share growth sufficient to maintain return on equity greater than 20%; debt to total capitalization of 30-45%; and, a return on capital employed greater than the company's cost of capital so that shareholder value will increase.

Statements made in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section are "forward looking statements" that involve certain risks and uncertainties. The factors that could cause actual results to differ materially from those presented herein include, without limitation, the company's ability to generate appropriate cash flows, the cost and timing of the implementation of certain capital improvements, the cost and timing associated with the planned reduction in production facilities and workforce, the impact of cost savings initiatives, the company's ability to effectively divest certain assets, the cost of environmental remediation and compliance efforts, technological or competitive changes in any of the company's businesses, inability to reach agreement with third parties on planned business arrangements, certain global and regional economic conditions and other factors listed from time to time in the company's other Securities and Exchange Commission filings.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

The company is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of March 31, 1997, the company was a PRP, or a defendant, in connection with 77 sites at which it is likely to incur environmental response costs as a result of actions brought against the company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Resource Conservation and Recovery Act ("RCRA") or similar state or local laws. With 28 exceptions, all of these sites involve one or more other PRPs, and in most cases there are numerous other PRPs in addition to the company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

The company is a defendant in six similar actions arising out of the company's involvement in the polybutylene resin manufacturing business in the 1970's. Five of the cases are currently pending in California state courts and one is pending in Texas state court: East Bay Municipal Utility District v. Mobil Oil Corporation, et al., filed in November 1993, and pending in Superior Court for the County of San Mateo, California; City of Santa Maria v. Shell Oil Company, et al., filed in May 1994, and pending in Superior Court for the County of San Luis Obispo, California; Nipomo Community Services District v. Shell Oil Company, et al., filed in May 1995, and pending in Superior Court for the County of Santa Barbara, California; Alameda County Water District v. Mobil Oil Corporation, et al., filed in April 1996, and Marin Municipal Water District v. Shell Oil Company, et al., filed in May 1996, both pending in Superior Court for the County of San Mateo; and City of Austin v. Shell Oil Company, et al., filed in June 1996, and pending in the District Court of Travis County, Texas. The actions generally allege that the company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations in the California and Texas actions include breach of the California Unfair Practices Act and the Texas Deceptive Practices Act, respectively; breach of warranty, fraud and strict liability. It is possible that the company may be named as a defendant in future actions arising out of its past involvement in the polybutylene resin manufacturing business.

The company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position. However, the company's operating results could be materially affected in future periods by the resolution of these contingencies.

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) The company's Annual Meeting of Shareholders was held on April 23, 1997, at the offices of the company, One American Lane, Greenwich, Connecticut beginning at 10:30 a.m.

(b) At the Annual Meeting, the company's shareholders elected three directors to serve a term expiring in 2000 as follows:

                                                              Votes
                                           --------------------------------------------
                                                  For                   Withheld
                                           -------------------     --------------------
       Simeon Brinberg                         47,491,712                654,870
       William R. Grant                        47,402,286                744,296
       Richard M. Hayden                       47,562,761                583,821

Directors who did not stand for election and continue in office until the 1998 Annual Meeting are: William G. Burns, E. Gary Cook, and William Wishnick. Directors who did not stand for election and continue in office until the 1999 Annual Meeting are: Harry G. Hohn, Dan J. Samuel and Bruce F. Wesson. At a meeting of the Board of Directors held on April 23, 1997, Bruce R. Bond, President and Chief Executive Officer of ANS, an America Online Company, was named to the company's Board of Directors for a term expiring in 1998.

(c) In addition to the election of directors, at the Annual Meeting the company's shareholders:

     (i) Ratified the appointment of Ernst & Young LLP as the company's independent auditors for 1997.

                                    Votes
       ----------------------------------------------------------------
              For                  Against               Abstain
       -------------------    -------------------   -------------------
           48,080,827               39,092                26,663


     (ii) Approved the adoption of the Witco Corporation Shareholder Value Incentive Plan.

                                    Votes
       ----------------------------------------------------------------
              For                  Against               Abstain
       -------------------    -------------------   -------------------
           39,254,620             6,488,514              147,801


     (iii) Approved the adoption of the Witco Corporation 1997 Stock Incentive Plan.

                                    Votes
       ----------------------------------------------------------------
              For                  Against               Abstain
       -------------------    -------------------   -------------------
           37,748,831             7,976,419              164,685


     (iv) Approved the adoption of the Witco Corporation Officers' Annual Incentive Plan.

                                    Votes
       ----------------------------------------------------------------
              For                  Against               Abstain
       -------------------    -------------------   -------------------
           39,819,326             5,879,485              192,124

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits

         3(i)          Certificate of  Designations,  Rights and  Preferences of
                       Series   B   Convertible   Preferred   Stock   of   Witco
                       Corporation, filed with the Secretary of State of
                       Delaware on April 23, 1997(1)
         10(i)         Credit Agreement dated March 31, 1997
         10(iii)(A) -1 Witco  Corporation   Shareholder  Value  Incentive  Plan,
                       effective as of March 4, 1997(2)
                    -2 Witco Corporation 1997 Stock Incentive Plan, effective as of January 1, 1997(3)
                    -3 Witco   Corporation   Officers'  Annual  Incentive  Plan,
                       effective as of January 1, 1997(4)
         11            Statement re computation of per share earnings
         15            Letter re unaudited interim financial information
         27            Financial Data Schedule

         (b)Reports on Form 8-K

                       There were no reports on Form 8-K filed during the three months ended March 31, 1997.












(1) This Exhibit was included as Appendix A to Exhibit A to the Company's 1997 Proxy Statement, filed with the Securities and Exchange Commission on March 21, 1997, and such Exhibit is hereby incorporated by reference.

(2) This Exhibit was included as Exhibit A to the Company's 1997 Proxy Statement, filed with the Securities and Exchange Commission on March 21, 1997, and such Exhibit is hereby incorporated by reference.

(3) This Exhibit was included as an Exhibit B to the Company's 1997 Proxy Statement, filed with the Securities and Exchange Commission on March 21, 1997, and such Exhibit is hereby incorporated by reference.

(4) This Exhibit was included as Exhibit C to the Company's 1997 Proxy Statement, filed with the Securities and Exchange Commission on March 21, 1997, and such Exhibit is hereby incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WITCO CORPORATION
                              (Registrant)



Date:   May 13, 1997           /s/      PETER J. BIANCOTTI
                               _________________________________________________
                               Peter J. Biancotti
                               Controller - Chief Accounting Officer



Date:   May 13, 1997           /s/      DUSTAN E. MCCOY
                               _________________________________________________
                               Dustan E. McCoy
                               Senior Vice President, General Counsel
                               and Corporate Secretary

                                WITCO CORPORATION

                                INDEX TO EXHIBITS

      EXHIBIT NO.      DESCRIPTION
      -------------    ---------------------------------------------------------


         3(i)          Certificate of  Designations,  Rights and  Preferences of
                       Series   B   Convertible   Preferred   Stock   of   Witco
                       Corporation, filed with the Secretary of State of
                       Delaware on April 23, 1997(1)
         10(i)         Credit Agreement dated March 31, 1997
         10(iii)(A) -1 Witco  Corporation   Shareholder  Value  Incentive  Plan,
                       effective as of March 4, 1997(2)
                    -2 Witco Corporation 1997 Stock Incentive Plan, effective as of January 1, 1997(3)
                    -3 Witco   Corporation   Officers'  Annual  Incentive  Plan,
                       effective as of January 1, 1997(4)
         11            Statement re computation of per share earnings
         15            Letter re unaudited interim financial information
         27            Financial Data Schedule













(1) This Exhibit was included as Appendix A to Exhibit A to the Company's 1997 Proxy Statement, filed with the Securities and Exchange Commission on March 21, 1997, and such Exhibit is hereby incorporated by reference.

(2) This Exhibit was included as Exhibit A to the Company's 1997 Proxy Statement, filed with the Securities and Exchange Commission on March 21, 1997, and such Exhibit is hereby incorporated by reference.

(3) This Exhibit was included as an Exhibit B to the Company's 1997 Proxy Statement, filed with the Securities and Exchange Commission on March 21, 1997, and such Exhibit is hereby incorporated by reference.

(4) This Exhibit was included as Exhibit C to the Company's 1997 Proxy Statement, filed with the Securities and Exchange Commission on March 21, 1997, and such Exhibit is hereby incorporated by reference.