Form 10-Q
period 1997-06-30
WITCO CORP
filed 1997-08-14
CIK 107889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________


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

                                 YES X     NO
                                    ---      ---

The number of shares of common stock outstanding is as follows:

        Class                                       Outstanding at July 31, 1997
        -----                                       ----------------------------
Common Stock - $5 par value                                   57,318,849

                                WITCO CORPORATION

                                    FORM 10-Q
                  For the quarterly period ended June 30, 1997

                      CONTENTS                                                          PAGE
                      --------                                                          ----
  PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Condensed consolidated balance sheets at June 30, 1997 (unaudited)
             and December 31, 1996                                                        2


             Condensed consolidated statements of operations (unaudited) for the three
             and six months ended June 30, 1997 and 1996                                  3

             Condensed consolidated statements of cash flows (unaudited) for the
             six months ended June 30, 1997 and 1996                                      4

             Notes to condensed consolidated financial statements (unaudited)             5

             Independent accountants' report on review of interim
             financial information                                                        8

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                          9

 PART II.    OTHER INFORMATION

  Item 1.    Legal Proceedings                                                           13

  Item 4.    Submission of Matters to Vote on Security Holders                           14

  Item 6.    Exhibits and Reports on Form 8-K                                            15

  Signatures                                                                             16

  Index to Exhibits                                                                      17

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Per Share Data)

                                                                June 30,                   December 31
                                                                  1997                       1996 (a)
                                                              -------------                -------------
                                                              (Unaudited)
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                  $   53,543                 $   59,201
    Accounts and notes receivable-net                             406,989                    390,288
    Inventories
     Raw materials and supplies                   $  84,292                   $  99,112
     Finished goods                                 164,874       249,166       185,388      284,500
                                                   --------                  ----------
    Deferred income taxes                                          81,485                     92,490
    Prepaid and other current assets                               19,415                     26,947
                                                                ---------                -----------
       TOTAL CURRENT ASSETS                                       810,598                    853,426
                                                                ---------                 ----------
  PROPERTY, PLANT, AND EQUIPMENT -
    less accumulated depreciation
    of $796,233 and $761,926                                      704,278                    735,392

  GOODWILL AND OTHER INTANGIBLE ASSETS -
    less accumulated amortization of $145,854
    and $133,625                                                  633,809                    653,733
  DEFERRED INCOME TAXES                                                 -                     16,438
  OTHER ASSETS                                                     92,164                     72,976
  NET ASSETS OF DISCONTINUED OPERATIONS                            48,190                     59,740
                                                               ----------               ------------
       TOTAL ASSETS                                            $2,289,039                 $2,391,705
                                                               ==========                 ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Notes and loans payable                                  $     44,786                    $94,929
    Accounts payable and other current liabilities                467,144                    515,344
                                                               -----------                ----------
     TOTAL CURRENT LIABILITIES                                    511,930                    610,273
                                                               -----------                ----------
  LONG-TERM DEBT                                                  688,635                    700,820
  DEFERRED INCOME TAXES                                            10,357                         --
  DEFERRED CREDITS AND OTHER LIABILITIES                          444,654                    452,747
  SHAREHOLDERS' EQUITY
    $2.65 Cumulative Convertible Preferred Stock,
     par value $1 per share
     Authorized - 14 shares
     Issued and outstanding - 6 shares                                  6                          6
    Common Stock, par value $5 per share
     Authorized - 100,000 shares
     Issued and outstanding - 57,187 shares and 56,763 shares     285,935                    283,818
    Capital in excess of par value                                148,724                    138,453
    Equity adjustments:
     Foreign currency translation                                 (16,262)                    11,989
     Pensions and other                                            (6,521)                    (6,423)
    Retained earnings                                             221,581                    200,022
                                                               ----------                -----------
     TOTAL SHAREHOLDERS' EQUITY                                   633,463                    627,865
                                                               ----------                -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $2,289,039                 $2,391,705
                                                               ==========                 ==========

(a) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                               ---------------------------------    ------------------------------
                                                              (In thousands except per share data)
                                                     1997             1996              1997             1996
                                                ---------------   --------------    --------------   -------------
 Net Sales                                          $  571,437       $ 571,458         $1,139,927     $1,160,883
 Cost of Goods Sold                                    423,702         434,680            855,867        883,025
                                                ---------------   --------------    --------------   -------------
 Gross Profit                                          147,735         136,778            284,060        277,858

 Operating Expenses
     Selling expense                                    25,886          28,588             50,404         55,707
     General and administrative expenses                39,611          36,480             77,849         71,907
     Research and development                           18,124          18,037             35,510         36,026
     Other expenses (income) - net                       6,767           5,507             10,917          6,788
     Restructuring charge                                3,220               -              6,758              -
                                                ---------------   --------------    --------------   -------------
            Total Operating Expenses                    93,608          88,612            181,438        170,428
                                                ---------------   --------------    --------------   -------------
 Operating Income from Continuing                       54,127          48,166            102,622        107,430
 Operations

 Other Expense (Income) - Net
     Interest expense                                   13,456          17,724             27,380         35,393
     Interest income                                    (1,317)         (2,403)            (1,987)        (4,871)
     Other expense - net                                 1,347             901              2,211          1,874
                                                ---------------   --------------    --------------   -------------
 Income from Continuing Operations before
     Income Taxes                                       40,641          31,994             75,018         75,034
 Income Taxes                                           17,070          13,425             31,508         30,934
                                                ---------------   --------------    --------------   -------------
 Income from Continuing Operations                      23,571          18,519             43,510         44,100

 Discontinued Operations:
 Income from Discontinued Operations -
     Net of Income Taxes of $ -, $ -, $ -
     and $283                                                -               -                  -            340
 Estimated Income (Loss) on Disposal - Net
 of Income Taxes (Benefit) of $6,274,
 $(43,612), $6,274 and $(43,612)                         9,990         (68,253)             9,990        (68,253)
                                                ---------------   --------------    --------------   -------------
 Income (Loss) from Discontinued
 Operations                                              9,990         (68,253)             9,990        (67,913)
                                                ---------------   --------------    --------------   -------------
     Net Income (Loss)                            $     33,561      $  (49,734)      $     53,500    $   (23,813)
                                                ===============   ==============    ==============   =============
 PER COMMON SHARE: PRIMARY
     Income from continuing operations            $        .41      $      .33       $        .76    $       .77
     Discontinued operations:
         Income from discontinued
         operations - net of income taxes                    -               -                  -            .01
         Estimated income (loss) on
         disposal - net of
         income taxes (benefit)                            .17           (1.20)               .17          (1.20)
                                                ---------------   --------------    --------------   -------------
     Net Income (Loss)                            $        .58     $      (.87)       $       .93    $      (.42)
                                                ===============   ==============    ==============   =============
 PER COMMON SHARE: FULLY DILUTED
     Income from continuing operations            $        .41     $       .32        $       .75    $       .77
     Discontinued operations:
         Income from discontinued
         operations - net of income taxes                    -               -                  -              -
         Estimated income (loss) on
         disposal - net of
         income taxes (benefit)                            .17           (1.19)               .17          (1,19)
                                                ---------------   --------------    --------------   -------------
     Net Income (Loss)                            $        .58     $      (.87)       $       .92    $      (.42)
                                                ===============   ==============    ==============   =============
 Weighted average number of common shares
     and equivalents - primary                          57,790          56,990             57,412         56,943
                                                ===============   ==============    ==============   =============
 Dividends declared                               $        .28     $       .28        $       .56    $       .56
                                                ===============   ==============    ==============   =============

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                               -----------------------
                                                                   1997        1996
                                                               -----------   ---------
                                                                       (In Thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES                       $ 105,444    $  74,485
                                                                ---------    ---------
INVESTING ACTIVITIES

    Expenditures for property, plant, and equipment               (59,107)     (77,910)
    Proceeds from dispositions                                     17,761       13,650
    Other investing activities                                      5,917       (2,521)
                                                                ---------    ---------
        Net Cash Used in Investing Activitities                   (35,429)     (66,781)
                                                                ---------    ---------
FINANCING ACTIVITIES

    Proceeds from borrowings                                       71,739      303,831
    Payments on borrowings                                       (122,428)    (306,698)
    Dividends paid                                                (31,873)     (31,643)
    Proceeds from exercise of stock options                        11,342        4,944
    Other financing activities                                       --             70
                                                                ---------    ---------
        Net Cash Used in Financing Activities                     (71,220)     (29,496)
                                                                ---------    ---------
Effects of Exchange Rate Changes on Cash and Cash Equivalents      (4,453)      (2,550)
                                                                ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS                              (5,658)     (24,342)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   59,201      143,994
                                                                ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  53,543    $ 119,652
                                                                =========    =========

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1996.

The condensed consolidated financial statements at June 30, 1997, and for the three and six month periods ended June 30, 1997 and 1996, have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by independent accountants Ernst & Young LLP, and their report is included herein.

NOTE B - Discontinued Operations

On September 11, 1995, the company announced its intention to divest its Lubricants Group. These operations are reflected as discontinued operations for all periods presented in the company's statements of operations and as net assets of discontinued operations in the company's balance sheets. Total revenues for the three and six month periods ended June 30, 1997 and 1996 were $18,916,000 and $50,325,000, and $92,036,,000 and $179,215,000, respectively.

The components of net assets of discontinued operations at June 30, 1997 are as follows:

                                                                June 30,
In Thousands                                                      1997
------------                                                    --------
Accounts and notes receivable - net                             $11,515
Inventories - net of LIFO reserve of $9,899                       5,434
Property, plant, and equipment - net                             30,889
Other assets and liabilities - net                                  352
                                                                -------
    Net assets of discontinued operations                       $48,190
                                                                =======

Additional liabilities (including environmental liabilities) of the Lubricants Group to be retained as of June 30, l997 are included in "Accounts payable and other current liabilities" ($36,835,000) and "Deferred Credits and Other Liabilities" ($42,200,000).

The three and six month periods ended June 30, 1997 include an adjustment to the provision recorded in 1996 for the loss on disposal associated with the Lubricants Group. The adjustment of $9,990,000 (net of income taxes), or $.17 per common share, is primarily the result of revised estimates from the sale of various Lubricants businesses.

The three and six month periods ended June 30, 1996 include a provision for estimated loss on disposal (net of income tax benefit) of $68,253,000, or $1.20 per common share, associated with the divestiture of the Lubricants Group.

On July 16, 1997, the company sold certain assets of the Golden Bear Division to the Golden Bear Acquisition Corporation for approximately $50 million subject to certain post-closing adjustments.

NOTE C - Other Matters

On March 31, 1997, the company entered into a new five year revolving credit agreement totaling $500,000,000 with various banks. Borrowings on this facility are at various rate options to be determined at the time of borrowing. The facility contains covenants which are customary in agreements of this nature. The company is required to pay a facility fee of .075 percent per year on the total commitment. On April 2, 1997, the company's previously existing credit facility was terminated.

On April 23, 1997, shareholders approved a Shareholder Value Incentive Plan (the "SVIP") under which 200,000 shares of Convertible Preferred Stock may be issued to selected officers and employees of the company and its subsidiaries and affiliates. The shares are each convertible into 10 shares of Common Stock if either one of certain targets is achieved by March 4, 2002. The targets under the SVIP are that either (i) the price per share of Common Stock, as reported on the New York Stock Exchange, has remained at or above $75 5/8 for a period of ten consecutive trading days; or (ii) the earnings per share of the company for any year is at least $4.50. As of June 30, 1997, the company granted rights to certain officers and employees for 171,000 shares of Convertible Preferred Stock having no par value under the SVIP.

On July 23, 1997, the company and Ciba Specialty Chemicals Inc. signed a letter of intent to exchange its epoxy systems and adhesives business and Ciba's PVC heat stabilizers business in a one-for-one transaction.

In February 1997, the Financial Accounting Standards Board issued Statement No.
128. Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the company will be required to change the method currently used to compute earnings per share, and to restate all prior periods. Under the new requirements for calculating basic (primary) earnings per share, the dilutive effect of stock options will be excluded. Statement No. 128 would not materially impact basic or fully diluted earnings per share for the three and six month periods ended June 30, 1997 and 1996.

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE D - Effective Tax Rate

The effective tax rate of 42% for the three and six month periods ended June 30, 1997, as compared to the federal statutory tax rate of 35%, is primarily the result of state income taxes, goodwill amortization related to OSi Specialties, Inc. which is not deductible for income tax purposes and the effect of a change in the mix between domestic and foreign earnings. The effective tax rate of 42% and 41.2% for the three and six month periods ended June 30, 1996, as compared to the statutory tax rate of 35%, are primarily the result of state income taxes and goodwill amortization related to OSi Specialties, Inc.

NOTE E - Financial Instruments

The company enters into foreign currency forward contracts, currency swaps and other financial market instruments to hedge the effect of foreign currency fluctuations on the financial statements.

The company executes foreign currency forward contracts with major financial institutions that are designated and effective as hedges of recorded transactions (principally foreign currency trade receivables and payables) which otherwise would expose the company to foreign currency risk. Realized and unrealized gains and losses on foreign currency forward contracts (including open, matured, and terminated contracts) that are designated and effective as hedges of recorded transactions are recognized in earnings and offset the impact of valuing recorded foreign currency trade payables and receivables. Unrealized gains or losses are cumulatively measured as the differential between the spot exchange rate at the contract's inception and the spot exchange rate as of the balance sheet date. Discounts or premiums (the difference between the current spot exchange rate and the contract exchange rate at the inception of the contract) on a foreign currency contract designated and effective as a hedge of recorded transactions is amortized over the contracts life. Realized and unrealized gains and losses on foreign currency contracts that are not designated and effective as hedges are included in income as other expenses (income) -net. The net asset or liability representing the fair value of open positions are included in accounts and notes receivables - net.

The company uses foreign exchange swap contracts (principally denominated in German marks, Spanish pesetas, French francs and British pounds) that are designed to reduce its exposure to foreign currency risk from its net investment (includes long-term intercompany loans) in its international subsidiaries. These same contracts also fix the interest rates on the underlying long-term intercompany loans. For foreign currency contracts that are designated and effective as hedges, discounts or premiums (the differences between the current spot exchange rate and the forward exchange rate at inception of the contract) and realized and unrealized gains and losses (including those from open, matured, and terminated contracts), net of related taxes, are included in the cumulative translation adjustment account in shareholders' equity (the deferral accounting method). The related amounts due to of from counterparties are included in accounts and notes receivable - net. The net interest rate differentials that are paid or received are reflected as adjustments to interest expense.

NOTE F - Litigation and Environmental

The company is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of June 30, 1997, the company was a PRP, or a defendant, in connection with 68 sites at which it is likely to incur environmental response costs as a result of actions brought against the company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Resource Conservation and Recovery Act ("RCRA") or similar state or local laws. With 24 exceptions, all of these sites involve one or more other PRPs and in most cases there are numerous other PRPs in addition to the company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

At June 30, 1997, the company's reserves for environmental remediation and compliance costs amounted to $208,899,000, reflecting the company's estimate of the costs to be incurred over an extended period of time in respect of those matters which are reasonably estimable. At June 30, 1997, $149,215,000 of the reserves are included in Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To Board of Directors
Witco Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Witco Corporation and Subsidiary Companies as of June 30, 1997, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Stamford, Connecticut
August 12, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

Cash and cash equivalents decreased $5.7 million during the first six months of 1997 primarily as a result of the company's decision to pay down debt.

During the fourth quarter of 1996, the company adopted a plan to restructure operations. In connection with the plan and other initiatives, the company recorded an after-tax charge of $310.6 million, of which approximately $130 million will require cash expenditures. As of June 30, 1997 approximately $16.8 million has been spent against reserves relating to this restructuring plan and other initiatives.

On March 31, 1997, the company entered into a new five year credit agreement with various banks in the amount of $500 million. The new facility contains various covenants which are customary in agreements of this nature. Borrowings on this facility are at various rate options to be determined at the time of the borrowing. The company is required to pay a facility fee of .075 percent per year on the total commitment. The company plans to utilize the facility periodically for its various operating requirements and planned capital investment program. On April 2, 1997, the company's previously existing credit facility was terminated. As of June 30, 1997, $40,000,000 was outstanding on the new credit facility. On July 16, 1997, the company paid down the outstanding balance on the credit facility with proceeds from the sale of the Golden Bear Division of the Lubricants Group.

CAPITAL INVESTMENTS AND COMMITMENTS

Capital expenditures for the first six months of 1997 amounted to $59.1 million, as compared to $77.9 million during the same period of 1996. Capital expenditures related to continuing operations for the six months ended June 30, l997 and 1996 were $57 million and $70.8 million, respectively. The company expects capital expenditures during the remainder of the year will accelerate in conjunction with its restructuring plan and to be in the range of approximately $220 million for the year.

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

The company is not a party to any legal proceedings or environmental matters which it believes will have a material adverse effect on its consolidated financial position, cash flow or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period, could be materially affected by such legal proceedings or environmental matters. The company, however, does not expect the results of such proceedings or environmental matters to materially affect its competitive position. See Note F of Notes to Condensed Consolidated Financial Statements for additional details.

DISCONTINUED OPERATIONS

On September 11, 1995, the Company announced its intention to divest its Lubricants Group (see Note B of Notes to Condensed Consolidated Financial Statements for addition details).

RESULTS FROM CONTINUING OPERATIONS

Second quarter 1997 net sales of $571.4 million were unchanged from the second quarter of 1996. The effect of a comparatively stronger U.S. dollar, which had an adverse effect on current quarter sales of approximately $13.0 million, was offset by a 1.5 percent increase in volume and a favorable product sales mix.

Income from continuing operations in the second quarter of 1997 rose to $23.6 million from $18.5 million for the comparable 1996 period. Gross margin for the second quarter of 1997 increased by 2 percentage points to 25.9 percent compared to the same quarter of 1996. This improvement was primarily attributable to lower raw material costs and restructuring driven reductions in manufacturing costs, including a significant reduction in depreciation expense. Lower selling and general and administrative expenses, excluding greater expenses associated with incentive compensation plans, also contributed to the increase in income over 1996. These positive impacts were partially offset by second quarter restructuring charges of $2.0 million after-tax (primarily plant expenditures at sites scheduled for closure which otherwise would have been capitalized) and increased accruals of $3.2 million after-tax attributable to new performance based incentive compensation plans.

Net sales for the first six months of 1997 of $1.1 billion were $21.0 million, or approximately 2 percent lower than those reported for the comparable 1996 period. The comparatively stronger U.S. dollar, which accounted for approximately $33 million of the decline, the absence of $12.1 million of revenue from Witco Israel, which was disposed of at the end of the first quarter of 1996, and an approximate 1 percent decrease in volume, excluding Witco Israel, were the primary causes of this decline. A favorable product sales mix, attributable to market demand and an increased concentration on high value products, partially offset the negative influences.

For the six month period ended June 30, 1997, income from continuing operations was $43.5 million compared to $44.1 million for the same period of 1996. First half 1997 income from continuing operations was adversely affected by $4.1 million of after-tax restructuring charges (primarily plant expenditures at sites scheduled for closure which otherwise would have been capitalized), first quarter after-tax costs of approximately $2.6 million relating to a fire and resulting temporary shut-down of the company's Petrolia, Pennsylvania, plant and higher after-tax accruals of $5.9 million associated with the company's new incentive compensation plans. Despite the higher costs attributable to the Petrolia fire, restructuring driven savings initiatives in manufacturing costs, including a significant reduction in depreciation expense, and a continued focus on high margin products resulted in a 1 percent improvement in gross margin. Income from continuing operations was also favorably affected by a $3.1 million after-tax decrease in net interest expense due to reductions in bank debt.

SEGMENT INFORMATION

Segment net sales and operating income for the second quarter and six months of 1997 and 1996 are set forth in the following table. The " Other" Classification represents net sales of Witco Israel, disposed of at the end of the first quarter 1996. Prior period segment information has been restated to conform with the current periods newly constituted segments.

                                    Three Months Ended June 30,     Six Months Ended June 30,
(Unaudited - millions of dollars)        1997          1996           1997           1996
-----------------------------------  ---------------------------   ---------------------------

-----------------------------------  ------------  -------------   -------------  ------------
Net sales
    Oleochemicals & Derivatives      $   107.6      $   107.7      $    214.3     $  217.5
    Performance Chemicals                203.7          213.9           414.0        438.5
    Polymer Chemicals                    139.0          136.6           267.7        266.6
    OrganoSilicones                      121.1          113.3           243.9        226.2
    Other                                    -             --               -         12.1
-----------------------------------  ------------  -------------   -------------  -----------
        Net sales                    $   571.4      $   571.5      $  1,139.9     $1,160.9
-----------------------------------  ------------  -------------   -------------  -----------

Operating income from continuing
operations

    Oleochemicals & Derivatives      $     7.5     $      7.8      $     11.3     $   14.5
    Performance Chemicals                 19.1           16.8            35.7         38.6
    Polymer Chemicals                     21.5           13.5            37.9         28.6
    OrganoSilicones                       16.0           16.1            34.1         33.8
    Other                                (10.0)          (6.0)          (16.4)        (8.1)
-----------------------------------  ------------  -------------   -------------  -----------
         Operating income from
           continuing operations     $    54.1      $    48.2      $    102.6    $   107.4
-----------------------------------  ------------  -------------   -------------  ------------

OLEOCHEMICALS & DERIVATIVES

Oleochemicals & Derivatives' second quarter net sales of $107.6 million were down slightly from the corresponding quarter of 1996. An approximate 4 percent increase in volume was offset by the impact of the comparatively stronger U.S. dollar, a decrease in the market value of glycerin and competitive pressure in the basic oleochemical market.

Second quarter operating income for Oleochemicals & Derivatives of $7.5 million was $.3 million below the same period of the prior year. Decreased operating income attributable to lower margins resulting from the competitive pressure in the basic oleochemical portion of the business and continued softness in the glycerin market was partially offset by the effect of an increase in shipment volume and restructuring driven reductions in operating expenses.

Oleochemicals & Derivatives net sales for the six months ended June 30, 1997 declined $3.2 million, or 1.5 percent, to $214.3 million compared to 1996. An increase in volume of approximately 3 percent was offset by the comparatively stronger U.S. dollar and an erosion of sales prices due to the soft glycerin market and competitive pressure in the basic oleochemical business.

Operating income for the Oleochemicals & Derivatives segment for the six months ending June 30, 1997 of $11.3 million was $3.2 million less than the same period of 1996. The decline in operating income was primarily a result of a reduction in sales, as noted above, combined with higher incentive compensation plan accruals.

PERFORMANCE CHEMICALS

This segment's second quarter net sales of $203.7 million were down $10.2 million, or approximately 5 percent, compared to the prior year. The decline was due to lower selling prices in certain sectors of the business, the impact of the comparatively stronger U.S. dollar and an approximate 1 percent decrease in volume which was mainly attributable to the exiting of selected product lines and the residual effect of the Petrolia Plant fire.

Second quarter operating income for Performance Chemicals of $19.1 million was adversely affected by $3.1 million of restructuring charges. Excluding these charges, operating income increased by $5.5 million compared to the second quarter of 1996. This increase was a result of continued reductions in raw material costs and restructuring driven declines in manufacturing costs, predominantly due to lower depreciation, and operating expenses. A continued focus on higher margin products also contributed to the improvement in segment operating income.

For the first six months of 1997 Performance Chemicals reported net sales of $414.0 million, a decrease of $24.5 million, or 5.6 percent, compared to the same period of 1996. The lower sales were primarily a result of an approximate 5 percent decline in volume, mainly attributable to the Petrolia Plant fire and resulting temporary shut-down, the exiting of selected product lines and the comparatively stronger U.S. dollar.

Operating income for Performance Chemicals for the six months ended June 30, 1997 of $35.7 million included a $6.1 million restructuring charge (primarily plant expenditures at sites scheduled for closure which otherwise would have been capitalized). Operating income excluding this charge was up $3.3 million, or approximately 9 percent, compared to the same period of the prior year mainly due to lower costs and a greater emphasis on high margin products. A reduction in raw material costs combined with restructuring related declines in manufacturing costs which was mainly due to lower depreciation, and lower operating expenses, resulted in a higher operating margin. These cost reductions were partially offset by increased expenses associated with the Petrolia Plant fire.

POLYMER CHEMICALS

Second quarter 1997 net sales for Polymer Chemicals of $139.0 million were $2.4 million ahead of 1996. The increase was attributable to a favorable product sales mix and an approximate 2 percent increase in volume, partially offset by the comparatively stronger U.S. dollar.

This segment's second quarter 1997 operating income of $21.5 million was $8.0 million above 1996 mainly due to an improved gross margin. This improvement was a result of restructuring related manufacturing cost reductions, lower raw material costs and reduced sales of low margin products.

Polymer Chemicals' net sales for the first six months of 1997 of $267.8 million were comparable to the prior year. The effect of a favorable product sales mix and an approximate 2 percent increase in volume was offset by the comparatively stronger U.S. dollar.

Operating income for the Polymer Chemicals segment for 1997 rose approximately 33 percent to $37.9 million from $28.6 million in 1996. An improvement in gross margin which was attributable to lower manufacturing costs resulting from restructuring initiatives, reduced raw material costs and the "pruning" of lower margin products, accounted for the increase in operating income.

ORGANOSILICONES

OrganoSilicones' second quarter 1997 net sales of $121.1 million rose $7.8 million, or 6.9 percent, compared to the same period of 1996. The increase was due to an approximate 18 percent increase in volume, partially offset by an unfavorable product sales mix and the comparatively stronger U.S. dollar.

Second quarter 1997 operating income of $16.0 million was down $.1 million compared to the second quarter of 1996. The effect of an increase in shipment volume was offset by higher incentive compensation plan accruals, the comparatively stronger U.S. dollar and an unfavorable product sales mix.

Net sales for the OrganoSilicones segment for the first six months of 1997 of $243.8 million were $17.6 million, or 7.8 percent, ahead of the same 1996 period. Sales were up on the strength of an approximate 13 percent increase in volume, the effect of which was partially offset by the comparatively stronger U.S. dollar and an unfavorable product sales mix.

OrganoSilicones' operating income for the six months ended June 30, 1997 of $34.1 million was $.3 million above the operating income reported for the same period of the prior year. Although sales were up over the prior year on the strength of increased shipments, higher corporate charges, the most predominant being incentive compensation plan accruals, resulted in operating income rising a modest 1 percent.

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

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

The company is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of June 30, 1997, the company was a PRP, or a defendant, in connection with 68 sites at which it is likely to incur environmental response costs as a result of actions brought against the company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Resource Conservation and Recovery Act ("RCRA") or similar state or local laws. With 24 exceptions, all of these sites involve one or more other PRPs, and in most cases there are numerous other PRPs in addition to the company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

ITEM 4.  Submission of Matters to Vote of Security Holders

(a) The company's Annual Meeting of Shareholders was held on April 23, 1997, at the offices of the company. One American Lane, Greenwich, Connecticut beginning at 10:30 a.m.

(b) At the Annual Meeting, the company's shareholders elected three directors to serve a term expiring in 2000 as follows:

                                                         Votes
                                                  For            Withheld
                                            ----------------- ----------------
      Simeon Brinberg                         47,491,712          654,870
      William R. Grant                        47,402,286          744,296
      Richard H. Hayden                       47,562,761          583,821


Directors who did not stand for election and continue in office until the 1998 Annual Meeting are: William G. Burns, E. Gary Cook, and William Wishnick. Directors who did not stand for election and continue in office until the 1999 Annual Meeting are: Harry G. Hohn, Dan J. Samuel and Bruce F. Wesson. At a meeting of the Board of Directors held on April 23, 1997. Bruce R. Bond, President and Chief Executive Officer of ANS, an America Online Company, was named to the company's board of Directors for a term expiring in 1998.

(c) In addition to the election of directors, at the Annual Meeting the company's shareholders:

    (i) Ratified the appointment of Ernst & Young LLP as the company's independent auditors for 1997.

                                           Votes
                 For                      Against                  Abstain
      -------------------------- --------------------------- -------------------
             48,080,827                    39,092                   26,663

    (ii) Approved the adoption of the Witco Corporation Shareholder Value Incentive Plan.

                                           Votes
                 For                      Against                   Abstain
      -------------------------- --------------------------- -------------------
             39,254,620                  6,488,514                  147,801

    (iii) Approved the adoption of the Witco Corporation 1997 Stock Incentive Plan.

                                           Votes
                 For                      Against                  Abstain

      -------------------------- --------------------------- -------------------
             37,748,831                  7,976,419                 164,685

    (iv) Approved the adoption of the Witco Corporation Officers' Annual Incentive Plan.

                                           Votes
                 For                      Against                  Abstain
      -------------------------- --------------------------- -------------------
             39,819,326                  5,879,485                 192,124

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits

         11         Statement re computation of per share earnings

         15         Letter re unaudited interim financial information

         27         Financial Data Schedule

         (b)Reports on Form 8-K

                    The company filed a Current Report on Form 8-K on June 25, 1997 pertaining to the company revising its business segments into four groups, thereby reclassifying its segment reporting for net sales and operating income (loss) from continuing operations for the quarters ended March 31, 1996, June 30, 1996, September 30, 1996 and December 31, 1996, respectively, and for the year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WITCO CORPORATION
                                          (Registrant)

                                          /s/      PETER J. BIANCOTTI
Date: August 14, 1997                     ______________________________________
                                          Peter J. Biancotti
                                          Controller - Chief Accounting Officer

                                          /s/      DUSTAN E. MCCOY
Date: August 14, 1997                     ______________________________________
                                          Dustan E. McCoy
                                          Senior Vice President, General Counsel
                                          and Corporate Secretary

                                WITCO CORPORATION

                                INDEX TO EXHIBITS

           EXHIBIT NO.         DESCRIPTION
           -----------------   -------------------------------------------------
           11                  Statement re computation  of per share earnings

           15                  Letter re unaudited interim financial information

           27                  Financial Data Schedule