Form 10-Q
period 1997-09-30
WITCO CORP
filed 1997-11-14
CIK 107889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________


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


                                 (203) 552-2000
                                 --------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X             NO
                                ------             ------

The number of shares of common stock outstanding is as follows:

        Class                            Outstanding at October 31, 1997
        -----                            -------------------------------

Common Stock - $5 par value                        57,449,829

                                WITCO CORPORATION

                                    FORM 10-Q
                For the quarterly period ended September 30, 1997


                      CONTENTS                                                               PAGE
                      --------                                                               ----

  PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Condensed consolidated balance sheets at September 30, 1997 (unaudited)
             and December 31, 1996                                                             2

             Condensed consolidated statements of operations (unaudited) for the three
             and nine months ended September 30, 1997 and 1996                                 3

             Condensed consolidated statements of cash flows (unaudited) for the
             nine months ended September 30, 1997 and 1996                                     4

             Notes to condensed consolidated financial statements (unaudited)                  5

             Independent accountants' report on review of interim
             financial information                                                             8

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                               9

 PART II.    OTHER INFORMATION

  Item 1.    Legal Proceedings                                                                13

  Item 6.    Exhibits and Reports on Form 8-K                                                 14

   Signatures                                                                                 15

   Index to Exhibits                                                                          16


PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Per Share Data)


                                                              September 30,                 December 31,
                                                                  1997                        1996 (a)
                                                              -------------                -------------
                                                              (Unaudited)

ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                   $  80,290                 $    59,201
    Accounts and notes receivable-net                             383,424                     390,288
    Inventories
     Raw materials and supplies                  $ 84,910                     $  99,112
     Finished goods                               166,984         251,894       185,388       284,500
                                                 --------                     ---------
    Deferred income taxes                                          80,846                      92,490
    Prepaid and other current assets                               27,187                      26,947
                                                               ----------                  ----------
       TOTAL CURRENT ASSETS                                       823,641                     853,426
                                                               ----------                  ----------

  PROPERTY, PLANT, AND EQUIPMENT -
    less accumulated depreciation
    of $806,033 and $761,926                                      710,857                     735,392

  GOODWILL AND OTHER INTANGIBLE ASSETS -
    less accumulated amortization of $151,919
    and $133,625                                                  626,966                     653,733
  DEFERRED INCOME TAXES                                                --                      16,438
  OTHER ASSETS                                                     89,936                      72,976
  NET ASSETS OF DISCONTINUED OPERATIONS                                --                      59,740
                                                               ----------                  ----------
       TOTAL ASSETS                                           $ 2,251,400                 $ 2,391,705
                                                               ----------                  ----------
                                                               ----------                  ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Notes and loans payable                                   $     2,235                 $    94,929
    Accounts payable and other current liabilities                465,999                     515,344
                                                               ----------                  ----------

     TOTAL CURRENT LIABILITIES                                    468,234                     610,273
                                                               ----------                  ----------
  LONG-TERM DEBT                                                  687,011                     700,820
  DEFERRED INCOME TAXES                                            11,548                          --
  DEFERRED CREDITS AND OTHER LIABILITIES                          438,733                     452,747
  SHAREHOLDERS' EQUITY
    $2.65 Cumulative Convertible Preferred Stock,
     par value $1 per share: authorized - 14 shares,
     issued and outstanding - 6 shares                                  6                           6
    Common Stock, par value $5 per share, authorized -
     100,000 shares, issued - 57,414 shares and 56,763 shares     287,070                     283,818
    Capital in excess of par value                                155,357                     138,453
    Equity adjustments:
     Foreign currency translation                                 (20,691)                     11,989
     Pensions and other                                            (6,659)                     (6,423)
    Retained earnings                                             231,273                     200,022
    Treasury stock, at cost - 10 shares                              (482)                         --
                                                               ----------                  ----------
     TOTAL SHAREHOLDERS' EQUITY                                   645,874                     627,865
                                                               ----------                  ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 2,251,400                 $ 2,391,705
                                                               ----------                  ----------
                                                               ----------                  ----------


(a) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                               ---------------------------------    ------------------------------
                                                              (In thousands except per share data)
                                                     1997             1996              1997             1996
                                                ---------------   --------------    --------------   -------------

 Net Sales                                          $  528,105       $ 562,049         $1,668,032     $1,722,932

 Cost of Goods Sold                                    393,159         437,952          1,249,026      1,320,977
                                                ---------------   --------------    --------------   -------------

 Gross Profit                                          134,946         124,097            419,006        401,955

 Operating Expenses

     Selling expense                                    27,679          26,591             78,083         82,298
     General and administrative expenses                29,662          37,299            107,511        109,206
     Research and development                           17,897          17,869             53,407         53,895
     Other expenses (income) - net                       1,178           3,087             12,095          9,875
     Restructuring charges                               2,055               -              8,813              -
                                                ---------------   --------------    --------------   -------------
            Total Operating Expenses                    78,471          84,846            259,909        255,274
                                                ---------------   --------------    --------------   -------------

 Operating Income from Continuing
   Operations                                           56,475          39,251            159,097        146,681
 Other Expense (Income) - Net
     Interest expense                                   12,172          17,854             39,552         53,247
     Interest income                                      (841)         (2,159)            (2,828)        (7,030)
     Other expense - net                                   762             931              2,973          2,805
                                                ---------------   --------------    --------------   -------------
 Income from Continuing Operations before
     Income Taxes                                       44,382          22,625            119,400         97,659

 Income Taxes                                           18,640          10,697             50,148         41,631
                                                ---------------   --------------    --------------   -------------
 Income from Continuing Operations                      25,742          11,928             69,252         56,028

 Discontinued Operations:
 Income from Discontinued Operations -

     Net of Income Taxes of $ -, $ -, $ -
      and $283                                               -               -                  -            340
 Estimated Income (Loss) on Disposal - Net
 of Income  Taxes (Benefit) of $-, $-,
 $6,274 and $(43,612)                                        -               -              9,990        (68,253)
                                                ---------------   --------------    --------------   -------------
 Income (Loss) from Discontinued
 Operations                                                  -               -              9,990        (67,913)
                                                ---------------   --------------    --------------   -------------

     Net Income (Loss)                            $     25,742      $   11,928        $    79,242    $   (11,885)
                                                ===============   ==============    ==============   =============

 NET INCOME (LOSS) PER COMMON SHARE:
   PRIMARY
     Income from continuing operations             $       .44      $     .21        $       1.20    $       .98
     Income (loss) from discontinued
         operations - net of income taxes                    -               -                .17          (1.19)
                                                ---------------   --------------    --------------   -------------
     Net Income (Loss) Per Common Share:
       Primary                                     $       .44        $    .21       $       1.37    $      (.21)
                                                ===============   ==============    ==============   =============

 NET INCOME (LOSS) PER COMMON SHARE: FULLY
   DILUTED
     Income from continuing operations             $       .44     $       .21        $      1.18    $       .98
     Income (loss) from discontinued
         operations - net of income taxes                    -               -                .17          (1.19)
                                                ---------------   --------------    --------------   -------------
     Net Income (Loss) Per Common Share:
      Fully Diluted                                 $      .44       $     .21       $       1.35    $      (.21)

                                                ===============   ==============    ==============   =============

 Weighted average number of common shares
     and equivalents - primary                          58,873          56,867             57,917         56,919
                                                ===============   ==============    ==============   =============

 Dividends declared                                $       .28     $       .28        $       .84    $       .84
                                                ===============   ==============    ==============   =============



See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                  Nine Months Ended
                                                                     September 30,
                                                                -----------------------
                                                                   1997        1996
                                                                -----------  ----------
                                                                       (In Thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES                       $ 166,094    $ 140,409
                                                                ---------    ---------

INVESTING ACTIVITIES

  Expenditures for property, plant, and equipment                 (93,725)    (118,990)
  Proceeds from dispositions                                       74,181       13,650
  Other investing activities                                        5,917          165
                                                                ---------    ---------
      Net Cash Used in Investing Activities                       (13,627)    (105,175)
                                                                ---------    ---------

FINANCING ACTIVITIES

  Payments on borrowings                                         (165,478)    (322,126)
  Proceeds from borrowings                                         72,030      319,489
  Dividends paid                                                  (47,991)     (47,491)
  Proceeds from exercise of stock options                          16,805        5,558
  Other financing activities                                         (665)        --
                                                                ---------    ---------
      Net Cash Used in Financing Activities                      (125,299)     (44,570)
                                                                ---------    ---------

Effects of Exchange Rate Changes on Cash and Cash Equivalents      (6,079)      (2,566)
                                                                ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   21,089      (11,902)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   59,201      143,994
                                                                ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  80,290    $ 132,092
                                                                =========    =========



See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1996.

The condensed consolidated financial statements at September 30, 1997, and for the three and nine month periods ended September 30, 1997 and 1996, have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by independent accountants Ernst & Young LLP, and their report is included herein.

NOTE B - Discontinued Operations

On September 11, 1995, the company announced its intention to divest its Lubricants Group. These operations are reflected as discontinued operations for all periods presented in the company's statements of operations and as net assets of discontinued operations in the company's balance sheet. Total revenues for the three and nine month periods ended September 30, 1997 and 1996 were $3,076,000 and $53,401,000, and $99,193,000 and $278,408,000, respectively.

Retained liabilities (principally environmental liabilities) of the Lubricants Group as of September 30, l997 are included in "Accounts payable and other current liabilities" ($27,527,000) and "Deferred Credits and Other Liabilities" ($40,991,000).

The nine month period ended September 30, 1997 includes a positive adjustment to the provision recorded in 1996 for the loss on disposal associated with the Lubricants Group. The adjustment of $9,990,000 (net of income taxes), or $.17 per common share, is primarily the result of revised estimates from the sale of various Lubricants businesses.

The nine month period ended September 30, 1996 includes a provision for estimated loss on disposal (net of income tax benefit) of $68,253,000, or $1.20 per common share, associated with the divestiture of the Lubricants Group.

On July 16, 1997, the company completed the Lubricant's Group divestiture with the sale of the Golden Bear Division to Golden Bear Acquisition Corporation for approximately $50 million, subject to certain post-closing adjustments.

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

On April 23, 1997, shareholders approved a Shareholder Value Incentive Plan (the "SVIP") under which 200,000 shares of Convertible Preferred Stock may be issued to selected officers and employees of the company and its subsidiaries and affiliates. The shares are each convertible into 10 shares of Common Stock if either one of certain targets is achieved by March 4, 2002. The targets under the SVIP are that either (i) the price per share of Common Stock, as reported on the New York Stock Exchange, has remained at or above $75 5/8 for a period of ten consecutive trading days; or (ii) the earnings per share of the company for any year is at least $4.50. As of September 30, 1997, the company granted rights to certain officers and employees for 171,000 shares of Convertible Preferred Stock having no par value under the SVIP.

On July 23, 1997, the company signed a Letter of Intent to exchange its epoxy systems and adhesives business for the Ciba Specialty Chemicals Inc. PVC heat stabilizers business.

The three and nine month periods ended September 30, 1997 include gains from the sale of the Food Emulsifiers and Polymeric Plasticizers businesses of $3,827,000 ($2,334,000 after-tax or $.04 per common share).

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the company will be required to change the method currently used to compute earnings per share, and to restate all prior periods. Under the new requirements for calculating basic (primary) earnings per share, the dilutive effect of stock options will be excluded. Statement No. 128 would not materially impact basic or fully diluted earnings per share for the three and nine month periods ended September 30, 1997 and 1996.

NOTE D - Effective Tax Rate

The effective tax rates of 42%, 47.3%, 42% and 42.6% for the three and nine month periods ended September 30, 1997 and 1996, respectively, as compared to the federal statutory tax rate of 35%, are primarily the result of the impact of state income taxes, goodwill amortization related to OSi Specialties, Inc. which is not deductible for income tax purposes and the effect of the mix between domestic and foreign earnings.

NOTE E - Financial Instruments

The company enters into foreign currency forward contracts, currency swaps and other financial market instruments to hedge the effect of foreign currency fluctuations on the financial statements.

The company purchases foreign currency forward contracts that are designated and effective as hedges of recorded transactions (principally foreign currency trade receivables and payables) which otherwise would expose the company to foreign currency risk. Realized and unrealized gains and losses on foreign currency forward contracts (including open, matured, and terminated contracts) that are designated and effective as hedges of recorded transactions are recognized in earnings and offset the impact of valuing recorded foreign currency trade payables and receivables. Unrealized gains or losses are cumulatively measured as the differential between the spot exchange rate at the contract's inception and the spot exchange rate as of the balance sheet date. Discounts or premiums (the difference between the current spot exchange rate and the contract exchange rate at the inception of the contract) on foreign currency contracts designated and effective as hedges of recorded transactions are amortized over the respective contract's lives. Realized and unrealized gains and losses on foreign currency contracts that are not designated and effective as hedges are included in income as other expenses (income) -net. The net asset or liability representing the fair value of open positions are included in accounts and notes receivables - net.

The company uses foreign exchange swap contracts (principally denominated in German marks, Italian lire, French francs and British pounds) that are designed to reduce its exposure to foreign currency risk from its net investment (including long-term intercompany loans) in its international subsidiaries. For foreign currency contracts that are designated and effective as hedges, realized and unrealized gains and losses (including those from open, matured, and terminated contracts), net of related taxes, are included in the cumulative translation adjustment account in shareholders' equity (the deferral accounting method). Discounts or premiums are amortized over the respective contract lives. The related amounts due to or from counterparties are included in other assets.

NOTE F - Litigation and Environmental

The company is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of September 30, 1997, the company was a PRP, or a defendant, in connection with 62 sites at which it is likely to incur environmental response costs as a result of actions brought against the company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Resource Conservation and Recovery Act ("RCRA") or similar state or local laws. With 24 exceptions, all of these sites involve one or more other PRPs and in most cases there are numerous other PRPs in addition to the company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

The company evaluates and reviews environmental reserves for future remediation and other costs on a regular basis to determine appropriate reserve amounts. Inherent in this process are considerable uncertainties which affect the company's ability to estimate the ultimate costs of remediation efforts. Such uncertainties include the nature and extent of contamination at each site, evolving governmental standards regarding remediation requirements, changes in environmental regulations, widely varying costs of alternative cleanup methods, the number and financial condition of other potentially responsible parties at multi-party sites, innovations in remediation and restoration technology and the identification of additional environmental sites.

At September 30, 1997, the company's reserves for environmental remediation and compliance costs amounted to $207,698,000, reflecting the company's estimate of the costs to be incurred over an extended period of time in respect of those matters which are reasonably estimable. At September 30, 1997, $149,215,000 of the reserves are included in "Deferred Credits and Other Liabilities".

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

                     Independent Accountants' Review Report



The Board of Directors
Witco Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Witco Corporation and Subsidiary Companies as of September 30, 1997, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



Stamford, Connecticut
November 11, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

Cash and cash equivalents increased $21.1 million during the first nine months of 1997 primarily as a result of proceeds received from the sales of businesses offset in part by the company's decision to pay down debt, and improved cash flow from operations.

During the fourth quarter of 1996, the company adopted a plan to restructure operations. In connection with the plan and other initiatives, the company recorded an after-tax charge of $310.6 million, of which approximately $130 million will require cash expenditures. As of September 30, 1997, approximately $22.8 million has been spent relating to this restructuring plan and other initiatives.

On March 31, 1997, the company entered into a new five year credit agreement with various banks in the amount of $500 million. The new facility contains various covenants which are customary in agreements of this nature. Borrowings on this facility are at various rate options to be determined at the time of the borrowing. The company is required to pay a facility fee of .075 percent per year on the total commitment. The company plans to utilize the facility periodically for its various operating requirements and planned capital investment program. On April 2, 1997, the company's previously existing credit facility was terminated. On July 16, 1997, the company paid down the outstanding balance on the credit facility with proceeds from the sale of certain assets of the Golden Bear Division of the Lubricants Group.

CAPITAL INVESTMENTS AND COMMITMENTS

Capital expenditures for the first nine months of 1997 amounted to $93.7 million, as compared to $119.0 million during the same period of 1996. Capital expenditures related to continuing operations for the nine months ended September 30, l997 and 1996 were $91.3 million and $109 million, respectively. The company expects capital expenditures during the fourth quarter to accelerate in conjunction with its restructuring plan and to be in the range of approximately $200 million for the year.

The company is currently in the process of addressing date sensitive systems issues associated with the year 2000. In connection with the company's 1996 restructuring initiative, the company is in the process of replacing its worldwide information systems. This initiative will address the majority of the company's major business processes and related software. All major business processes will become year 2000 compliant through these efforts. Modification or upgrade costs for other remaining systems not addressed by the initiative are at this time expected to be immaterial.

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

RESULTS FROM CONTINUING OPERATIONS

Net sales for the third quarter 1997 declined $33.9 million to $528.1 million compared to the third quarter 1996. The comparatively stronger U.S. dollar accounted for $27.6 million of this decline. The remainder of this decline was due to a 7 percent decrease in volume, which was partially offset by a more favorable sales mix.

Income from continuing operations in the third quarter 1997 reached $25.7 million compared to $11.9 million for the comparable 1996 period. Gross margin increased by 3.5 percentage points to 25.6 percent. This increase was mainly attributable to lower material costs and, to a lesser extent, restructuring related reductions in manufacturing costs, including depreciation expense. Also contributing to this increase in income were lower general and administrative expenses (despite the inclusion of higher costs associated with performance based compensation plans), reduced net interest expense attributable to a reduction in debt and a lower effective tax. These favorable items were partially offset by current quarter restructuring charges.

Net sales for the nine months ended September 30, 1997 declined $54.9 million compared to the same period of 1996. The comparatively stronger U.S. dollar accounted for $60.8 million of this decline. The impact of a 4 percent decline in volume, of which 1 percent was attributable to the absence of Witco Israel, was more than offset by a more favorable product mix.

For the nine month period ended September 30, 1997, income from continuing operations was $69.3 million, an increase of 23.6 percent over the $56.0 million reported for the same period of 1996. Gross margin increased by 1.8 percentage points to 25.1 percent. This increase was due equally to lower material costs and restructuring driven reductions in manufacturing costs, including depreciation expense. Also contributing to this increase in income were lower net interest expense due to a reduction in debt, and a decrease in selling, general and administrative expenses, despite the inclusion of higher costs associated with performance based compensation plans. Current year restructuring charges and the impact of the comparatively stronger U.S. dollar partially offset these positive items.

SEGMENT INFORMATION

Segment net sales and operating income for the third quarter and nine months of 1997 and 1996 are set forth in the following table. The "Other" classification included in net sales relates to Witco Israel, which was disposed of at the end of the first quarter 1996. Prior period segment information has been restated to conform to the current period's newly constituted segments.


                                    Three Months Ended September 30,      Nine Months Ended September 30,
(Unaudited - millions of dollars)          1997             1996               1997            1996
---------------------------------   --------------------------------     --------------------------------

Net sales
     Oleochemicals & Derivatives            $ 100.1          $ 109.2        $    314.4       $    326.6
     Performance Chemicals                    182.4            201.3             596.4            639.8
     Polymer Chemicals                        130.8            141.1             398.5            407.7
     OrganoSilicones                          114.8            110.4             358.7            336.7
     Other                                        -                -                 -             12.1
                                     ---------------   --------------     -------------     ------------
                  Net sales                 $ 528.1          $ 562.0         $ 1,668.0        $ 1,722.9
                                     ===============   ==============     =============     ============


Operating income from
continuing operations
     Oleochemicals &                          $ 9.0           $  5.1           $  20.4          $  19.6
     Derivatives
     Performance Chemicals                     15.2             13.9              50.9             52.5
     Polymer Chemicals                         21.1             15.1              58.9             43.7
     OrganoSilicones                           18.6             11.5              52.7             45.3
     Other                                     (7.4)            (6.3)            (23.8)           (14.4)
                                     ---------------   --------------     -------------     ------------
        Operating income from
          continuing operations              $ 56.5           $ 39.3           $ 159.1          $ 146.7
                                     ===============   ==============     =============     ============


OLEOCHEMICALS & DERIVATIVES

Oleochemicals & Derivatives third quarter 1997 net sales of $100.1 million were down $9.1 million, or 8 percent, from the prior year. The comparatively stronger U.S. dollar accounted for half of this decline. The balance of this decline was due to lower sales prices resulting from the soft glycerin market and competitive pressure in the basic oleochemical market.

This segment's third quarter 1997 operating income of $9.0 million was $3.9 million greater than the third quarter 1996. This increase included a $3.3 million non-recurring gain on the sale of the food emulsifiers business. The positive effect of restructuring driven reductions in manufacturing and other operating costs, and lower material costs, were offset by continued softness in the glycerin market, competitive pressure in the basic oleochemical business and higher compensation plan charges.

Segment sales for the nine months ended September 30, 1997 of $314.4 million were $12.2 million lower than the same period of the prior year. The comparatively stronger U.S. dollar accounted for 88 percent of this decrease in net sales. The balance of this decline was the result of an erosion of sales prices attributable to the soft glycerin market and the highly competitive nature of the Oleochemicals business, which was partially offset by a 2 percent increase in volume.

Operating income for Oleochemicals & Derivatives for the nine months ended September 30, 1997 of $20.4 million was up $.8 million from the same period of 1996. Current year results benefited from a $3.3 million non-recurring gain on the sale of the food emulsifiers business. Excluding this non-recurring gain, the segment's operating income declined primarily as a result of the soft glycerin market, lower basic oleochemical shipment volume and higher compensation plan charges. Restructuring driven initiatives resulted in lower manufacturing and other operating costs, which partially offset the effect of the aforementioned adverse factors.

PERFORMANCE CHEMICALS

Third quarter 1997 net sales for Performance Chemicals of $182.4 million were $18.9 million lower than the prior year. This decrease in net sales was a result of a 12 percent reduction in volume, and the comparatively stronger U.S. dollar which accounted for $6.3 million of the decline. These unfavorable factors were partially offset by a more favorable product sales mix.

Performance Chemicals third quarter 1997 operating income of $15.2 million was up $1.3 million over the prior year. Higher operating income was the result of reduced material costs, lower manufacturing and other operating costs resulting from restructuring initiatives, including depreciation expense, and the continued focus on high margin products. Factors adversely affecting current quarter operating income included a decline in shipment volume, restructuring charges, higher compensation plan expenses and the impact of the comparatively stronger U.S. dollar.

Segment net sales for the first nine months of 1997 were down 7 percent, to $596.4 million, compared to the same period of 1996. This $43.4 million decline was primarily due to a 7 percent drop in volume, and the comparatively stronger U.S. dollar which contributed $12.7 million to the decrease in net sales. Volume was down from the prior year mainly as a result of the Petrolia Plant fire and its lingering residual effects and exiting selected product lines.

Performance Chemicals operating income for the nine months ended September 30, 1997 of $50.9 million decreased $1.6 million compared to the same period of 1996. The segment benefited from lower material costs and restructuring driven reductions in other operating and manufacturing costs, including depreciation. These favorable items were offset by current year restructuring charges, lower shipment volume, increased expenses attributable to the Petrolia Plant fire, higher compensation plan charges and the adverse impact of the comparatively stronger U.S. dollar.

POLYMER CHEMICALS

Polymer Chemicals net sales for the third quarter 1997 of $130.8 million were down $10.3 million from 1996. This decline was attributable to the comparatively stronger U.S. dollar which had an $11.5 million adverse effect on current quarter net sales. A more favorable product sales mix offset the decline in net sales resulting from an 8 percent decrease in volume.

Third quarter 1997 operating income for Polymer Chemicals increased $6.0 million to $21.1 million compared to the third quarter 1996. An improvement in gross margin attributable to lower material costs, reduced manufacturing costs resulting from the implementation of restructuring initiatives, and a favorable product sales mix caused segment operating income to rise. These positive items were partially offset by the adverse effect of the stronger U.S. dollar.

Net sales for Polymer Chemicals for the first nine months of 1997 of $398.5 million were down $9.2 million from the same period of 1996. The comparatively stronger U.S. dollar had a $25.5 million adverse effect on current year net sales. A more favorable product sales mix partially offset the adverse effect of the stronger U.S. dollar and a 1 percent decline in volume.

Polymer Chemicals operating income rose $15.2 million, or 35 percent, to $58.9 million for the nine months ended September 30, 1997 compared to the same period of 1996. This increase in operating income was mainly attributable to lower manufacturing costs resulting from restructuring initiatives, lower material costs and a more favorable product sales mix. The adverse impact of the comparatively stronger U.S. dollar partially offset these positive factors.

ORGANOSILICONES

Segment net sales for the third quarter 1997 of $114.8 million rose $4.4 million above 1996. This increase was driven by a 10 percent improvement in volume, partially offset by the comparatively stronger U.S. dollar which had a $5.3 million unfavorable effect on current quarter net sales.

OrganoSilicones third quarter 1997 operating income of $18.6 million was $7.1 million above 1996. The 62 percent improvement was primarily a result of an increase in shipment volume and a reduction in manufacturing costs, including the initial benefits associated with the Termoli, Italy silanes expansion and manufacturing process improvements. These favorable factors were partially offset by higher compensation plan charges.

OrganoSilicones net sales for the nine months ended September 30, 1997 of $358.7 million increased $22.0 million, or 7 percent, compared to the same period of the prior year. This improvement was a result of a 12 percent increase in volume, partially offset by the comparatively stronger U.S. dollar which had an $11.8 million adverse effect on current year net sales.

Operating income for OrganoSilicones rose from $45.3 million for the first nine months of 1996 to $52.7 million for the same period of 1997. This $7.4 million improvement was a result of increased shipment volume and lower manufacturing and other operating costs attributable to restructuring initiatives, partially offset by higher corporate charges, predominately compensation plan expenses.

OUTLOOK

In December of 1996, the company announced a three-year restructuring plan, and certain cost reduction goals which included lower manufacturing costs and reduced general and administration expenses. The company is committed to achieving 50% of its three-year savings objectives by the end of 1997 on an annualized basis and is confident it will meet this goal. The capital spending portion of the plan, however, is somewhat behind schedule, primarily as a result of an increased emphasis on proper scope definition and enhanced upfront planning. Management, however, remains optimistic that the Company will meet the overall goals of the three-year restructuring plan. The company will continue to aggressively pursue implementation of the restructuring plan, and, following its completion, the company believes it will achieve its long-term financial goals: revenues of up to $3.0 billion within five years; gross margins to exceed 30%; operating margins in the mid-teens; earnings per share growth sufficient to maintain return on equity greater than 20%; debt to total capitalization of 30-45%; and, a return on capital employed greater than the company's cost of capital so that shareholder value will increase.

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

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

The company is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of September 30, 1997, the company was a PRP, or a defendant, in connection with 62 sites at which it is likely to incur environmental response costs as a result of actions brought against the company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Resource Conservation and Recovery Act ("RCRA") or similar state or local laws. With 24 exceptions, all of these sites involve one or more other PRPs, and in most cases there are numerous other PRPs in addition to the company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

The company evaluates and reviews environmental reserves for future remediation and other costs on a regular basis to determine appropriate reserve amounts. Inherent in this process are considerable uncertainties which affect the company's ability to estimate the ultimate costs of remediation efforts. Such uncertainties include the nature and extent of contamination at each site, evolving governmental standards regarding remediation requirements, changes in environmental regulations, widely varying costs of alternative cleanup methods, the number and financial condition of other potentially responsible parties at multi-party sites, innovations in remediation and restoration technology and the identification of additional environmental sites.

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

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         11         Statement re computation of per share earnings
         15         Letter re unaudited interim financial information
         27         Financial Data Schedule

         (b) Reports on Form 8-K

                    There were no reports on Form 8-K filed during the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WITCO CORPORATION
                                       (Registrant)





                                       /s/      BRIAN J. DICK
Date:   November 14, 1997              _________________________________________
                                       Brian J. Dick
                                       Controller - Chief Accounting Officer



                                          /s/      DUSTAN E. MCCOY
Date:   November 14, 1997              _________________________________________
                                       Dustan E. McCoy
                                       Senior Vice President, General Counsel
                                       and Corporate Secretary

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