Form 10-K405
period 1997-12-31
WITCO CORP
filed 1998-03-20
CIK 107889

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997           COMMISSION FILE NO. 1-4654

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of February 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on February 27, 1998, on the New York Stock Exchange for the Registrant's Common Stock, was $2.25 billion.

     There were 57,461,622 shares of the Registrant's Common Stock outstanding on February 27, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for its April 22, 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

________________________________________________________________________________

                                     PART I

ITEM 1 -- BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     Witco Corporation (the 'Company' or 'Witco'), established in 1920, is a global manufacturer and marketer of specialty chemical products for use in a wide variety of industrial and consumer applications. Most of the Company's products are sold to industrial customers for use as additives, ingredients or intermediates which impart particular characteristics to such customers' end products. On December 31, 1997, the Company had approximately 5,970 employees worldwide.

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

     In September 1995, Witco announced its intention to divest its Lubricants Group. In November 1996, the Company disposed of its grease gun and motor oil portions of its Lubricants business. The Company completed the divestiture of its Lubricants Group by disposing of its refinery in Bradford, Pennsylvania in the first quarter of 1997 and its Golden Bear Division in the third quarter of 1997.

     On December 12, 1996, the Company announced a restructuring plan to be implemented over a three year period (1997-1999). The plan is intended to improve profitability, increase productivity and maximize shareholder value. The plan's goals are to reduce fixed costs by 20% and variable costs by 5 to 10%. Cost savings run rates are anticipated to be 50%, 90% and 100% at the end of 1997, 1998 and 1999, respectively. As a part of the plan, the Company is undertaking a $600 million three-year capital spending plan for new capacity, modernization, environmental and safety compliance and information systems. The Company intends to reduce the number of its manufacturing facilities by either selling or closing principal manufacturing facilities, while consolidating related distribution, research and development and administrative centers. During 1997, in connection with the divestiture of the Lubricants Group and the 1995 and 1996 restructuring plans, the Company closed or sold 11 manufacturing facilities, 28 warehouses and terminals, 6 sales offices, 4 administrative offices and 3 research and development facilities and reduced its workforce by approximately 730 employees. At December 31, 1997, Witco conducted manufacturing operations at 38 plants worldwide, conducted sales activities at 49 sites worldwide, was engaged in research and development activities at 23 locations worldwide and conducted administrative functions at 19 offices worldwide.

     In connection with the Company's 1996 restructuring plan, on January 28, 1997, the Company announced the reorganization of its business into four groups:
Oleochemicals & Derivatives, Polymer Chemicals, Performance Chemicals and OrganoSilicones. The Oleochemicals & Derivatives Group, which contains the Oleochemical assets of the former Oleo/Surfactants Group, produces basic oleochemicals (fatty acids and plastic lubricants) and oleochemical derivatives. The Polymer Chemicals Group includes assets of the former Polymer Additives Group and certain assets of the former Resins Group. This group focuses on the production of additives and initiators in addition to metal organics, coatings and adhesives. The Performance Chemicals Group consists of the former Petroleum Specialties Group, certain assets of the old Oleo/Surfactants and Resins Groups and Baxenden, a joint venture headquartered in the United Kingdom. This group focuses on producing petroleum specialties, sulfonation and ethoxylation products, and urethane chemicals. The OrganoSilicones Group, which consists of the former OSi Specialties Group, produces silanes, specialty fluids and urethane additives.

     The Company was incorporated in 1958 under the laws of Delaware as Witco Chemical Company, Inc., at which time it succeeded by merger to the business of Witco Chemical Company, an Illinois corporation formed in 1920. Its executive offices are located at One American Lane, Greenwich, Connecticut 06831-2559, telephone (203) 552-2000.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Reference is made to Note 18 of Notes to Financial Statements. See Item 8 -- Financial Statements and Supplementary Data following Part IV of this report.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     As of December 31, 1997, the Company's operations were divided among four business groups: the Oleochemicals & Derivatives Group, the Polymer Chemicals Group, the Performance Chemicals Group and the OrganoSilicones Group.

OLEOCHEMICALS & DERIVATIVES GROUP

     The Oleochemicals & Derivatives Group is an integrated producer of chemicals based on natural fats and oils. Witco is one of North Americas largest fatty acid producers, and a global leader in quaternary fatty amines, amphoteric and specialty cationic surfactants and ethoxylated specialties. The group supplies a myriad of industries, including personal care, home care and fabric conditioning ingredients, paper, textiles, rubber, coatings and plastic.

     Oleochemicals modify surfaces either as direct lubricants, emulsifiers or as components of ingredients that modify surfaces. Examples of diverse applications of fatty acids include acting as lubricants in plastics, components of personal care products such as soaps, creams and lotions; and acting as curing systems for rubber.

     Oleochemical derivatives are value added analogs of fatty acids produced through creative chemistry, modifying molecules to provide specialized solutions to customer performance requirements. Witco is one of the world's largest producers of quaternary fatty amines, which are used as laundry softeners, in personal care as hair conditioners and in many other applications. Amphoteric surfactants combine detergency with natural mildness, making them ideal for shampoos, dishwashing detergents, and many other skin care, personal care and detergent products. Ethoxylated specialties, based on mono/diglycerides, like amphoteric surfactants, are based on natural compounds that clean without irritating the skin. They are used to make shampoos, body gels and similar products richer and creamier.

POLYMER CHEMICALS GROUP

     Witco's Polymer Chemicals Group is a worldwide supplier of additives and catalysts for the polymer industry. It manufactures stabilizers, lubricants, plasticizers, and peroxide catalysts used in the manufacture of polyvinyl chloride ('PVC') resin for such applications as pipes, fittings, siding and packaging materials. The Group is also a supplier of lubricants, antioxidants and peroxide catalysts to polyolefin/polystyrene manufacturers. These resins are used extensively in a broad spectrum of applications ranging from packaging film to small appliance housings. The Group is a global producer of aluminum alkyls, used as cocatalysts in the production of polyolefins (including polyethylene and polypropylene, which are among the world's largest volume plastics used in packaging, cars, furniture and appliances) and produces organotin compounds for the production of PVC stabilizers and biocides for marine paints. The Polymer Chemicals Group also manufactures environmentally friendly epoxy resins and hardening agents, complete resin systems that add durability and adhesion to coatings and adhesives, and hot melt and epoxy adhesives used in applications such as shoes, textiles, automotive body components and wire encapsulation.

PERFORMANCE CHEMICALS GROUP

     The Company's Performance Chemicals Group consists of five business units:
Refined Products, Petroleum Additives, Industrial Surfactants, Urethane Chemicals and Baxenden, a 53.5% owned subsidiary of the Company.

Refined Products

     The Refined Products business is engaged in the manufacture and marketing of a wide range of high purity hydrocarbon products, including white oils, petrolatums, microcrystalline waxes, cable compounds, and refrigeration oils, serving numerous global markets predominantly requiring food grade quality. The business' product lines serve as lubricants, emollients, moisture barriers, plasticizers and carriers and are characterized by their chemical inertness and high quality.

     The Refined Products business serves five major market segments: polystyrene, other polymers, personal care, refrigeration oils and telecommunication cables, as well as additional minor markets.

Petroleum Additives

     The Petroleum Additives business is a major manufacturer and marketer of sulfonates, primarily used as performance additives in transport and industrial lubricant applications, and as heavy fuel additives. The Witco sulfonate product line includes low based and overbased calcium sulfonates, overbased magnesium sulfonates, low based barium sulfonates and sodium sulfonates. These sulfonates are oil soluble surfactants, and their properties include detergency to help lubricants keep car, truck and ship engines clean with minimal wear; emulsification and corrosion protection for metalworking fluids; and corrosion protection for heavy fuels used in power generation.

     The Petroleum Additives business is globally managed. Manufacturing plants are located in North America and Europe, and an established distribution network services South America and the Asia Pacific region. The bulk of the sulfonate product line is marketed directly through Witco's own sales force. Many of the business customers are supplied and serviced on a global basis.

Industrial Surfactants

     The Industrial Surfactants business manufactures and sells a broad line of surfactants to a range of industries, primarily agriculture, oil field, emulsion (water based) polymers, paints and coatings; and also to personal care, soap and detergent, and textile markets. Surfactants change the surface tension (spreadability) of liquids. In agricultural applications, surfactants separate pesticides into small particles, thereby increasing their efficacy via dispersion and penetration; in the oil field, surfactants are used as demulsifiers which aid in the clean separation of oil from water. Surfactants are also used in personal care products, and in soaps and detergents, to improve penetration and cleaning capability.

Urethane Chemicals

     The Urethane Chemicals business is comprised of three product groupings that offer technologically advanced materials to a diverse and global customer base: Fomrez'r' saturated polyester polyols, Witcobond'r' polyurethane dispersions, and Witcothane'r' polyurethane systems.

     Polyester polyols are employed in industrial applications such as flexible foam for seating, thermoplastic urethanes for structural parts, adhesives and coatings. The polyurethane dispersions are sold to a larger and more diverse customer base primarily for coating applications such as flooring, fiberglass reinforcement and textiles. Polyurethane systems are used primarily by the shoe sole industry, and is a highly service intensive business.

Baxenden

     Baxenden, a 53.5% owned Witco subsidiary (partner Croda Inc. at 46.5%) is engaged in the manufacture and marketing of isocyanate derivatives, polyesters and specialty polymer systems used in a wide range of applications. The major markets served by Baxenden are automotive, construction, surface coatings, leather and textile finishers. Sub-markets include coatings, adhesives, sealants, glastomers and insulation for the above markets.

     Baxenden is focused on specialty polymer and resin chemistry and novel curing mechanisms for such polymers. The core technology will be isocyanate and acrylic chemistry but will include novel polyesters and esterification processes.

ORGANOSILICONES GROUP

     The OrganoSilicones Group manufactures and sells over 500 silicone-based chemical intermediate products to manufacturers of fiberglass, reinforced plastics, polyurethane foam, textiles, coatings, automotives, adhesives, rubber, pharmaceuticals, thermoplastics, sealants and agricultural, electrical and personal care products throughout the world. In 1958, The OrganoSilicones Group (while part of Union Carbide Corp.) invented the use of silicone surfactants in the manufacture of urethane foam. This fundamental technological advance facilitated a lower-cost, continuous manufacturing method, resulting in accelerated growth in the urethane foam industry. The OrganoSilicones Group was also a pioneer in the silanes industry, and was instrumental in developing key technology for the reinforcement of plastics.

     Regardless of form, most silicones share a combination of properties, including electrical resistance, ability to maintain performance across a broad range of temperatures, resistance to aging, water repellence, lubricating characteristics and relative chemical and physiological inertness. The versatility of silicone-based intermediates has led to a wide variety of applications across a broad spectrum of industries in all major countries. Examples of the OrganoSilicones Group's products include catalysts, surfactants, coupling agents, process aids and other silicone-based specialty chemicals. Catalysts promote the process of urethane foam and polymer formation. Surfactants promote the mixing of reactants, control cell size and stabilize urethane foam. Surfactants also serve as wetting agents in a broad spectrum of applications and are used in personal care products (hair conditioning) and coatings (for flow control and leveling) and agriculture (netting). Coupling agents bond inorganic and organic materials and enhance the physical, mechanical and adhesion properties of a variety of products, including fiberglass, sealants, rubber and coatings. Process aides include foam control agents, which inhibit foam formation or reduce foam in such diverse applications as antacid tablets, fountain soda and pulp and paper processing.

Raw Materials

     The principal raw materials for the OrganoSilicones Group products are trichlorosilane, polyether fluids and dimethyl siloxane hydrolyzate. The OrganoSilicones Group purchases, in the aggregate, more than 40% of its raw materials from Dow Corning Corporation and Union Carbide Corporation under various long-term agreements, which terms expire at various times through 2000. The Group purchases other raw materials from a variety of domestic and international suppliers, and these products are readily available from other suppliers.

DIVESTITURE OF LUBRICANTS BUSINESS

     In September 1995, Witco announced its intention to divest its Lubricants Group. In 1996, Witco sold its Kendall/Amalie, private label grease and grease gun manufacturing businesses. In the first quarter of 1997, Witco sold its Bradford, PA refinery. Witco discontinued its operation as a supplier of specialty naphthenic oils, which had been marketed to the rubber, plastics, ink and agricultural industries, and asphalt and specialty road and surface treatment products, which had been sold primarily for highway construction and maintenance, when it completed the divestiture of its Lubricants Group by disposing of its Golden Bear Division in the third quarter of 1997.

INTERNATIONAL OPERATIONS

     Sales of Witco's continuing non-U.S. operations were $905 million, or 41.4% of total sales for continuing operations, for the year ended December 31, 1997. Witco's manufacturing and producing operations outside the United States are in Belgium, Brazil, Canada, Denmark, England, France, Germany, Hong Kong, Indonesia, Italy, Korea, Malaysia, Mexico, the Netherlands, Singapore, Spain and Thailand.

PATENTS AND TRADEMARKS

     The Company owns and controls patents, trade secrets, trademarks, trade names, copyrights and confidential information, which in the aggregate, are of material importance to its business. However, the Company is not materially dependent upon any single patent or trademark. The Company's trademarks are registered in the United States and in a number of foreign countries, with renewable terms of registration expiring generally between 1998 and 2007. The Company intends to renew in a timely fashion those trademarks that are renewable and deemed important to its continuing business operations. Additionally, the Company currently has approximately 2,200 patents and pending patent applications worldwide related to its continuing business operations. The Company intends to continue to file patent applications on new and emerging technologies.

BACKLOG

     The nature of the business conducted by each of the Company's four business groups is such that customer orders are usually filled within 30 days. Accordingly, backlog is not significant to the Company's business.

RESEARCH AND DEVELOPMENT

     The Company is actively engaged in research and development programs designed to develop new products, manufacturing processes, systems and technologies to enhance existing products and processes. The Company believes its investments in research and development have been an important factor in establishing and maintaining its competitive position. Witco expended approximately $71.8 million in 1997, $73.1 million in 1996 and $52.9 million in 1995 on research and development of new products and services for its continuing operations, and for improvements and new applications of existing products and services for its continuing operations. During 1997, the Company consolidated its U.S. research and development facilities into three primary locations.

ENVIRONMENTAL MATTERS

     The industries in which Witco operates have experienced increased operating costs and capital investments due to statutes and regulations at the federal, state and local levels for the protection of the environment and the health and safety of employees and others. Witco believes that expenditures for compliance with these statutes and regulations will continue to have a significant impact upon the conduct of its business. The trend for greater environmental awareness and more stringent environmental regulations is likely to continue and while Witco cannot accurately predict how this trend will affect future operations and earnings, Witco does not believe its costs will vary significantly from those of its competitors in the chemical industry.

     The Company evaluates and reviews environmental reserves for future remediation and other costs on a quarterly basis to determine appropriate reserve amounts. Inherent in this process are considerable uncertainties which affect the Company's ability to estimate the ultimate costs of remediation efforts. Such uncertainties include the nature and extent of contamination at each site, evolving governmental standards regarding remediation requirements, changes in environmental regulations, widely varying costs of alternative clean-up methods, the number and financial condition of other potentially responsible parties at multi-party sites, innovations in remediation and restoration technology, and the identification of additional environmental sites.

     Reserves for environmental remediation and compliance costs at December 31, 1997 amounted to $186.6 million (including $55.3 million associated with environmental expenses of the Lubricants Group and $64.7 million associated with plants either to be, or which have already been, shut down or sold as part of the 1996 and 1995 restructuring plans), which reflects management's assessment of future remediation and compliance costs in light of currently available information. Remediation expenditures charged to those reserves were $36.8 million in 1997 and include expenditures currently mandated as well as those not initiated by any regulatory authority or third party. The Company anticipates 1998 expenditures to be approximately $36.5 million.

     Capital expenditures for air, water and solid waste control equipment and facilities amounted to $37.4 million in 1997. The Company estimates that approximately $26.0 million will be expended on similar capital projects in 1998.

     The Company is continuing its efforts to reduce hazardous waste and emissions generated by its operations. Through improved operating efficiencies, installation of additional environmental control equipment and utilization of the latest innovations in waste treatment technology, management believes that direct recurring operating costs associated with managing hazardous substances and pollution can be maintained at or slightly above current levels. Such costs amounted to approximately $40.7 million in 1997.

YEAR 2000 ISSUES

     Reference is made to the Capital Investments and Commitments section of the Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 7 -- 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

(D) FINANCIAL INFORMATION REGARDING FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Witco's foreign subsidiaries generally manufacture products similar to the principal products manufactured domestically. Manufacturing is conducted by subsidiaries in Belgium, Brazil, Canada, Denmark, England, France, Germany, Italy, Mexico, the Netherlands, Singapore and Spain. In addition, the Company operates producing and other facilities in Korea, Hong Kong, Malaysia, Thailand and Indonesia.

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

     Reference is made to Note 18 of Notes to Financial Statements. See Item 8 -- Financial Statements and Supplementary Data following Part IV of this report.

ITEM 2 -- PROPERTIES

     At December 31, 1997, Witco conducted manufacturing and other operations at 41 principal facilities worldwide, of which 21 are in the United States and 20 are in other countries. Of these principal facilities, 6 are utilized for Oleochemicals & Derivatives product manufacturing; 8 are utilized for Polymer Chemicals product manufacturing; 15 are utilized for Performance Chemicals product manufacturing; 4 are utilized for OrganoSilicones product manufacturing; and 8 are utilized for administrative and research purposes. All of the facilities are in good operating condition.

 PRINCIPAL MANUFACTURING PLANTS AND OTHER IMPORTANT PHYSICAL PROPERTIES RELATED
                                 TO CONTINUING
        OPERATIONS -- LOCATIONS BY INDUSTRY SEGMENT (OWNED IN FEE EXCEPT
              WHERE PARENTHETICAL DATES REFER TO LEASE EXPIRATION)

OLEOCHEMICALS & DERIVATIVES GROUP

United States
Mapleton, Illinois
Memphis, Tennessee
Janesville, Wisconsin

International
Flimby, England
Steinau, Germany
Granollers, Spain

POLYMER CHEMICALS GROUP

United States
Mapleton MOP, Illinois
Taft, Louisiana
Brooklyn, New York*
Marshall, Texas

International
Bergkamen, Germany (2091)
Gambolo, Italy
Cuatitlan, Mexico
Singapore

PERFORMANCE CHEMICALS GROUP

United States
Chicago, Illinois*
Perth Amboy, New Jersey
Houston, Texas
Fort Worth, Texas*
Gretna, Louisiana
Harahan, Louisiana*
Petrolia, Pennsylvania*
Trainer, Pennsylvania*

International
West Hill, Canada
Amsterdam, the Netherlands
Haarlem, the Netherlands
Koog aan de Zaan, the Netherlands
Soro, Denmark (2005)
Accrington, England
Droitwich, England

ORGANOSILICONES GROUP

United States
Sistersville, West Virginia

International
Antwerp, Belgium (2019)
Itatiba, Brazil
Termoli, Italy

------------

* Manufacturing plants, for which public announcements have been made regarding the Company's intention to close or sell as part of its asset consolidation plan.

OTHER FACILITIES

United States
Greenwich, Connecticut (2014)                             World Headquarters -- Principal Executive,
                                                          Administrative and Sales Office
Tarrytown, New York (2007)                                Research
Dublin, Ohio                                              Research
Oakland, New Jersey                                       Research
S. Charleston, West Virginia (1997*)                      Administrative, Research and Sales Office

International
Paris, France (1999)                                      Administrative and Sales Office
Singapore (1999)                                          Administrative, Research and Sales Office
                                                          Principal European Executive and Administrative Office,
                                                          Research and Sales Office
Meyrin, Switzerland (2007)

------------

* The Company is presently negotiating a new lease arrangement.

     In addition, the Company operates production and other facilities in Korea, Hong Kong, Malaysia, Thailand and Indonesia.

ITEM 3 -- LEGAL PROCEEDINGS

     The Company is a potentially responsible party ('PRP') or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the Company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of December 31, 1997, the Company was a PRP, or a defendant, in connection with 59 sites at which it is likely to incur environmental response costs as a result of actions brought against the Company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ('CERCLA'), the federal Resource Conservation and Recovery Act ('RCRA') or similar state or local laws. With 22 exceptions, all of these sites involve one or more other PRPs, and in most cases there are numerous other PRPs in addition to the Company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

     The Company evaluates and reviews environmental reserves for future remediation and other costs on a quarterly basis to determine appropriate reserve amounts. Inherent in this process are considerable uncertainties which affect the Company's ability to estimate the ultimate costs of remediation efforts.
                                       8

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

     On September 30 , 1997, the U.S. Environmental Protection Agency ('EPA') filed an Administrative Complaint with the Regional Hearing Clerk, U.S. EPA, Region III alleging violations of the Clean Water Act at the Company's Petrolia, Pennsylvania facility. In its complaint, EPA proposed that a penalty of $125,000 be assessed against the Company. The Company and EPA have agreed in principle to settle the matter for $100,000, however, negotiations concerning the terms of a settlement agreement are ongoing.

     The Company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position or liquidity. However, the Company's operating results or cash flow could be materially affected in future periods by the resolution of these contingencies.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1997.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth information regarding executive officers of the Company as of February 27, 1998, and is included in Part I in accordance with Instruction 3 of Item 401(b) of Regulation S-K.

                                                SERVED IN
                                                 PRESENT
                                                POSITION               PRIOR BUSINESS EXPERIENCE
           NAME AND PRESENT TITLE                 SINCE                 (WITHIN LAST FIVE YEARS)               AGE
---------------------------------------------   ---------   ------------------------------------------------   ---
Peter J. Biancotti ..........................      1997     Vice President and Controller 1983 to 1997.        54
  Vice President, Business Assurance
E. Gary Cook ................................      1996     President and COO of Albemarle                     53
  President and CEO                                           Corporation -- March 1994 to June 1996. Senior
                                                              Vice President -- Chemicals of Ethyl
                                                              Corp. -- January 1992 to March 1994.
Bruce G. Davis ..............................      1995     Vice President Purchasing and Logistics,           49
  Vice President, Global Purchasing and                       Standard Products -- 1993 to 1995.
  Logistics
Brian J. Dick ...............................      1997     Assistant Controller 1995 to 1997. Controller,     41
  Vice President and Controller                               Formica Corporation prior to 1995.
Camillo J. DiFrancesco ......................      1996     Vice President of Investor Relations -- March      48
  Senior Vice President and Chief Financial                   1996 to September 1996. Vice President and
  Officer                                                     CFO, OSi Specialties, Inc. -- July 1993 to
                                                              March 1996.
Ronald Edelstein ............................      1995     Vice President, Information Systems -- April       48
  Chief Information Officer, Vice                             1992 to December 1995.
  President -- Information Systems
Nirmal Jain .................................      1997     Group Vice President, Polymer Chemicals -- 1996    60
  Group Vice President, Special Projects                      to 1997. Group Vice President Additives --1993
                                                              to 1996.
Gerald Katz .................................      1996     Senior Vice President of Corporate                 60
  Senior Vice President Performance Chemicals                 Development -- 1995 to 1996. Group Vice
                                                              President and Senior Managing Director, Witco
                                                              Europe -- 1992 to 1994.
Patrick C. Mackey ...........................      1997     Director, Integrated Operations and Human          51
  Group Vice President, Polymer Chemicals                     Resources (Global Nylon) Du Pont Corporation.
Dustan E. McCoy .............................      1996     Vice President, General Counsel and Corporate      48
  Senior Vice President, General Counsel and                  Secretary -- April 1993 to October 1996.
  Corporate Secretary                                         Associate General Counsel, Ashland,
                                                              Inc. -- 1990 to 1993.
Eric R. Myers ...............................      1996     Vice President of Investor Relations --            51
  Group Vice President, Corporate                             September 1996 to November 1996. Vice
  Restructuring/Implementation                                President and General Manager, Lubricants
                                                              Business -- May 1993 to September 1996.
Edward Pollak ...............................      1997     Vice President -- International, OSi               63
  Vice President, Asia/Pacific                                Specialties -- 1994 to 1997. Senior Vice
                                                              President, Olin Corporation prior to December
                                                              1993.
James M. Rutledge ...........................      1990                                                        45
  Vice President and Treasurer
Roger L. Sharp ..............................      1997     Senior Vice President, Global Operations -- 1996   55
  Executive Vice President and Chief of                       to 1997. Vice President of Operations (Global
  Global Operations                                           Nylon) Du Pont Corporation -- prior to
                                                              September 1996.

                                                        (continued on next page)

(continued from previous page)

                                                SERVED IN
                                                 PRESENT
                                                POSITION               PRIOR BUSINESS EXPERIENCE
           NAME AND PRESENT TITLE                 SINCE                 (WITHIN LAST FIVE YEARS)               AGE
---------------------------------------------   ---------   ------------------------------------------------   ---
Frederick A. Shinners .......................      1996     Group Vice President of                            55
  Group Vice President, Managing Director,                    Oleochemicals/Surfactants -- June 1994 to
  Europe                                                      December 1996. Vice President and General
                                                              Manager of GE Silicones -- August 1990 to
                                                              June 1994
Georg Urban. ................................      1996     Managing Director of Witco's European              51
  Group Vice President, Oleochemicals &                       surfactants business -- 1993 to 1996.
  Derivatives
David N. Verner .............................      1996     Vice President, Urethane Additives business        50
  Group Vice President, OrganoSilicones                       unit -- October 1995 to April 1996. Vice
                                                              President, Urethane Additives, OSi
                                                              Specialties, Inc. -- July 1993 to October
                                                              1995.

                                    PART II

ITEM 5 -- MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Witco's Common Stock is listed on the New York Stock Exchange. The following table reflects the high and low sales prices, as reported on such exchange for each quarterly period during the past two years:

                                                      1997                1996
                                                ----------------    ----------------
                   QUARTER                       HIGH      LOW       HIGH      LOW
---------------------------------------------   ------    ------    ------    ------
First........................................   $34.88    $29.44    $36.25    $29.13
Second.......................................   $38.38    $33.25    $37.38    $31.88
Third........................................   $47.63    $38.00    $34.63    $28.13
Fourth.......................................   $45.50    $38.00    $33.50    $29.50

     The approximate number of holders of record of the Company's Common Stock as of February 27, 1998, was 4,162.

     Dividends on the Common Stock have been declared quarterly during the past two years as follows:

                                                                          PER SHARE
                                                                         ------------
                               QUARTER                                   1997    1996
----------------------------------------------------------------------   ----    ----
First.................................................................   $.28    $.28
Second................................................................   $.28    $.28
Third.................................................................   $.28    $.28
Fourth................................................................   $.28    $.28

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

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) Identification of Directors

     Reference is made to pages 3 through 7 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1998.

(b) Identification of Executive Officers

     Reference is made to Part I of this Form 10-K.

(c) Business Experience

     Reference is made to pages 3 through 7 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1998 and Part I of this Form 10-K.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Reference is made to page 11 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1998.

ITEM 11 -- EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the captions 'Compensation of Directors' and 'Executive Compensation' on pages 8 and 13, respectively, of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1998.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information with respect to beneficial ownership of the Company's voting securities, and rights thereto, reference is made to the information set forth under the captions 'Ownership of Securities by Directors and Officers' and 'Security Ownership of Certain Beneficial Owners' on pages 10 and 11, respectively, of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1998.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others

     Reference is made to the information set forth under the caption 'Compensation of Directors' and 'Transactions with Management' on pages 8 and 21, respectively, of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1998.

(b) Certain Business Relationships

     Reference is made to the information set forth under the captions 'Certain Business Relationships' on page 9 and 'Compensation Committee Interlocks and Insider Participation' on page 9 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1998.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1 and 2 -- The response to this portion of Item 14 is submitted as a separate section of this report.

     (a) 3 -- Exhibits:

EXHIBIT
  NO.
-------
    3(i)  -- Restated Certificate of Incorporation.(1)
    3(ii) -- By-laws, as amended.(1)
    4     -- Instruments defining the rights of security holders, including indentures.
          (i)  --  Rights Agreement dated as of March 2, 1995, between Witco Corporation and First
                   Chicago Trust Company of New York.(2)
          (iii) -- Pursuant to Regulation S-K, Item 601(b)(4)(iii), no debt or other security instrument represents 10% of the total assets of the Registrant, and accordingly such instruments are not filed herewith. Registrant agrees to furnish a copy of any such agreement to the Commission upon request.
   10     -- Material Contracts.
          (i)      -- 1. Agreement and Plan of Merger dated as of September 10, 1995, among Witco
                         Corporation, Witsel Corporation and OSi Specialties Holding Company.(3)
                   -- 2. Amendment dated as of October 18, 1995, to the Agreement and Plan of Merger dated as of
                         September 10, 1995, among Witco Corporation, Witsel Corporation and OSi Specialties
                         Holding Company.(4)
                   -- 3. Credit Agreement dated as of October 18, 1995.(5)
                   -- 4. Amended and Restated Credit Agreement dated as of October 11, 1996.(6)
                   -- 5. Amendment No. 1 to Amended and Restated Credit Agreement dated as of December 23,
                         1996.(7)
                   -- 6. Credit Agreement dated as of March 31, 1997.(8)
          (iii)(A) -- Executive Compensation Plans and Arrangements Required to be Filed:
                   -- 1. 1986 Stock Option Plan for Employees, as amended.(9)
                   -- 2. 1989 Stock Option Plan for Employees.(10)
                   -- 3. 1992 Stock Option Plan for Employees.(11)
                   -- 4. 1995 Stock Option Plan for Employees.(12)
                   -- 5. Amendment No. 1 to 1995 Stock Option Plan for Employees.(13)
                   -- 6. Consultancy Agreement Between the Company and William Wishnick.(14)
                   -- 7. Employment Agreement, dated June 12, 1996, by and between Witco Corporation and E. Gary
                         Cook.(15)
                   -- 8. Witco Corporation 1994 Deferred Compensation Plan.(16)
                   -- 9. Witco Corporation Deferred Compensation Plan.
                   -- 10. Supplemental Executive Retirement Plan of Witco Corporation as amended and restated
                          effective December 5, 1995.(17)
   11     -- Statement re Computation of Per Share Earnings.(18)
   21     -- Subsidiaries of the Registrant.
   23     -- Consent of Independent Auditors.
   24     -- Power of Attorney.(19)
   27.1   -- Financial Data Schedule (with restated quarterly information for the periods ended March 31, June 30 and September 30, 1997).
   27.2   -- Restated Financial Data Schedule (with restated information for all 1996 periods).
   27.3   -- Restated Financial Data Schedule (with restated information for the year ended December 31, 1995).

     (b) Reports on Form 8-K.

          (i) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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

 (2) This Exhibit was included as an exhibit to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 3, 1995, and such Exhibit is hereby incorporated by reference.

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

 (7) This Exhibit was included as an exhibit to the annual report on Form 10-K for the fiscal year ended December 31, 1996, and such Exhibit is hereby incorporated by reference.

 (8) This Exhibit was included as an exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 1997, and such Exhibit is hereby incorporated by reference.

 (9) The 1986 Stock Option Plan, as amended, was filed as an Exhibit to the Registration Statement on Form S-8, registration number 33-10715, Post-Effective Amendment No. 1 to Form S-8 effective October 3, 1988, and Post-Effective Amendment No. 2 to Form S-8 effective June 23, 1992. Such
     Exhibit is incorporated herein by reference.

(10) The 1989 Stock Option Plan was filed as an Exhibit to the Registration Statement on Form S-8, registration number 33-30995 effective October 2, 1989, and Post-Effective Amendment No. 1 to Form S-8 effective June 23, 1992, and such Exhibit is hereby incorporated by reference.

(11) The 1992 Stock Option Plan was filed as an Exhibit to the Registration Statement on Form S-8, registration number 33-48806, effective June 23, 1992, and such Exhibit is hereby incorporated by reference.

(12) The 1995 Stock Option Plan was filed as an Exhibit to the Registration Statement on Form S-8, registration number 33-60755, effective June 30, 1995, and such Exhibit is hereby incorporated by reference.

(13) Amendment No. 1 to the 1995 Stock Option Plan for employees was filed as an Exhibit to the Registration Statement on Form S-8, registration number 33-05509, effective June 7, 1996, and such Exhibit is hereby incorporated by reference.

(14) This Exhibit was included as an exhibit to the annual report on Form 10-K for the fiscal year ended December 31, 1992, and such Exhibit is hereby incorporated by reference.

(15) This Exhibit was included as an exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 1996, and such Exhibit is hereby incorporated by reference.

(16) This Exhibit was included as an exhibit to the annual report on Form 10-K for the fiscal year ended December 31, 1994, and such Exhibit is hereby incorporated by reference.

(17) This Exhibit was included as an exhibit to the annual report on Form 10-K for the fiscal year ended December 31, 1995, and such Exhibit is hereby incorporated by reference.

(18) The required Statement re: Computation of Per Share Earnings appears in
     Note 10 of Notes to Financial Statements.

(19) The Power of Attorney appears on the Signature Page.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March, 1998.

                                          WITCO CORPORATION
                                          By           /s/ E. GARY COOK
                                             ...................................
                                                        E. GARY COOK
                                                   CHAIRMAN OF THE BOARD,
                                                         PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints E. GARY COOK, CAMILLO J. DIFRANCESCO, or DUSTAN
E. MCCOY, acting severally, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   NAME                                        TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------
PRINCIPAL EXECUTIVE OFFICER:

             /s/ E. GARY COOK                Chairman of the Board, President and Chief      March 20, 1998
 .........................................                Executive Officer
               E. GARY COOK

PRINCIPAL FINANCIAL OFFICER:

        /s/ CAMILLO J. DIFRANCESCO           Senior Vice President and Chief Financial       March 20, 1998
 .........................................                     Officer
          CAMILLO J. DIFRANCESCO
DIRECTORS:

             /s/ E. GARY COOK                                 Director                       March 20, 1998
 .........................................
               E. GARY COOK

        /s/ DONALD L. BLANKENSHIP                             Director                       March 20, 1998
 .........................................
          DONALD L. BLANKENSHIP

            /s/ BRUCE R. BOND                                 Director                       March 20, 1998
 .........................................
              BRUCE R. BOND

           /s/ SIMEON BRINBERG                                Director                       March 20, 1998
 .........................................
             SIMEON BRINBERG

                   NAME                                        TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------
           /s/ WILLIAM G. BURNS                               Director                       March 20, 1998
 .........................................
             WILLIAM G. BURNS

            /s/ LOUISE GOESER                                 Director                       March 20, 1998
 .........................................
              LOUISE GOESER

           /s/ WILLIAM R. GRANT                               Director                       March 20, 1998
 .........................................
             WILLIAM R. GRANT

          /s/ RICHARD M. HAYDEN                               Director                       March 20, 1998
 .........................................
            RICHARD M. HAYDEN

            /s/ HARRY G. HOHN                                 Director                       March 20, 1998
 .........................................
              HARRY G. HOHN

           /s/ NICHOLAS PAPPAS                                Director                       March 20, 1998
 .........................................
             NICHOLAS PAPPAS

            /s/ DAN J. SAMUEL                                 Director                       March 20, 1998
 .........................................
              DAN J. SAMUEL

           /s/ BRUCE F. WESSON                                Director                       March 20, 1998
 .........................................
             BRUCE F. WESSON

           /s/ WILLIAM WISHNICK                               Director                       March 20, 1998
 .........................................
             WILLIAM WISHNICK

                                ANNUAL REPORT ON
                                   FORM 10-K
                            ITEM 6, ITEM 7, ITEM 8,
                      ITEM 14(A)(1) AND (2) AND ITEM 14(D)
                         INDEX OF FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1997
                               WITCO CORPORATION
                             GREENWICH, CONNECTICUT

                                     INDEX
                           ANNUAL REPORT ON FORM 10-K
         ITEM 6, ITEM 7, ITEM 8, ITEM 14(A)(1) AND (2), AND ITEM 14(D)
                               DECEMBER 31, 1997

                                                                                                          PAGE NO.
                                                                                                          --------

ITEM 6 -- SELECTED FINANCIAL DATA......................................................................        1

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........        2

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- SEE ITEM 14(A)(1) AND (2) BELOW.

ITEM 14(A)(1) AND (2) AND ITEM 14(D)

     The following consolidated financial statements of Witco Corporation and subsidiary companies, for the year ended December 31, 1997, are included in Item 8:

                                                                                                          PAGE NO.
                                                                                                          --------
     Report of Independent Auditors....................................................................      F-1
     Consolidated Balance Sheets -- December 31, 1997 and 1996.........................................      F-2
     Consolidated Statements of Operations -- Years Ended December 31, 1997, 1996 and 1995.............      F-3
     Consolidated Statements of Cash Flows -- Years Ended December 31, 1997, 1996 and 1995.............      F-4
     Consolidated Statements of Shareholders' Equity -- Years Ended December 31, 1997, 1996 and 1995...      F-5
     Notes to Financial Statements.....................................................................      F-6
     Quarterly Financial Data (unaudited)..............................................................     F-23

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

WITCO CORPORATION AND SUBSIDIARY COMPANIES

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in millions of dollars except per share data)                   1997(a)(g)    1996(b)     1995(c)(d)    1994(e)     1993(f)
----------------------------------------------------------------------------------------------------------------------------
SELECTED STATEMENT OF OPERATIONS DATA
Net sales                                                         $2,187.4     $2,263.3     $1,985.1     $1,841.4    $1,763.1
Gross profit                                                         558.0        503.0        416.3        407.1       381.3
Operating income (loss) from continuing operations                   205.0       (262.1)       201.3        173.4        76.1
Income (loss) from continuing operations before income taxes
  and cumulative effect of accounting change                         152.7       (325.8)       169.1        149.8        47.2
Income (loss) from continuing operations before cumulative
  effect of accounting change                                         90.1       (247.2)       100.3         94.4        25.1
Income (loss) from discontinued operations -- net of income
  taxes (benefit)                                                     10.0        (67.9)         4.1         12.7        (5.3)
Cumulative effect of accounting change -- net of income tax
  benefit                                                             (5.2)           -            -            -           -
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $   94.9     $ (315.1)    $  104.4     $  107.1    $   19.8
=============================================================================================================================
Per common share -- basic: (h)
Income (loss) from continuing operations                          $   1.58     $  (4.37)    $   1.78     $   1.74    $   0.62
Income (loss) from discontinued operations                            0.17        (1.20)        0.07         0.23       (0.11)
Cumulative effect of accounting change                               (0.09)           -            -            -           -
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $   1.66     $  (5.57)    $   1.85     $   1.97    $   0.51
=============================================================================================================================
Per common share -- diluted: (h)
Income (loss) from continuing operations                          $   1.55     $  (4.37)    $   1.77     $   1.69    $   0.56
Income (loss) from discontinued operations                            0.17        (1.20)        0.07         0.22       (0.10)
Cumulative effect of accounting change                               (0.09)           -            -            -           -
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $   1.63     $  (5.57)    $   1.84     $   1.91    $   0.46
=============================================================================================================================
SELECTED BALANCE SHEET DATA
Working capital                                                   $  221.3     $  243.2     $  249.6     $  551.6    $  451.2
Property, plant and equipment expenditures (including
  acquisitions)                                                   $  201.6     $  161.2     $  343.0     $  107.4    $  103.7
Property, plant and equipment -- net                              $  780.4     $  735.4     $  789.8     $  720.0    $  696.5
Total assets                                                      $2,297.7     $2,391.7     $2,750.6     $1,919.3    $1,839.0
Long-term debt                                                    $  645.1     $  700.8     $  683.8     $  346.5    $  496.3
Total shareholders' equity                                         $  644.3     $  627.9     $1,004.1     $  940.0    $  713.4
Book value per common share                                       $  11.20     $  11.05     $  17.78     $  16.73    $  14.12
-----------------------------------------------------------------------------------------------------------------------------
SELECTED OTHER FINANCIAL DATA
Number of shareholders (record holders) -- at year end               4,194        4,563        4,990        5,194       5,253
Weighted average number of common shares outstanding (in
  thousands) -- basic                                               57,130       56,591       56,312       54,812      49,055
Weighted average number of common shares outstanding (in
  thousands) -- diluted                                             58,042       56,591       56,656       56,507      55,035
Dividends paid per share -- common stock                          $   1.12     $   1.12     $   1.12     $   1.03    $   0.94
Dividends declared per share -- common stock                      $   1.12     $   1.12     $   1.12     $   1.06    $   0.96
Market price to the nearest dollar, per common share on New
  York Stock Exchange (high-low)                                  $  47-30     $  37-28     $  36-24     $  35-24    $  32-24
=============================================================================================================================

 (a) Includes restructuring charges of $13.0 ($8.0 after-tax or $.14 per common share) primarily related to expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized. Also includes gains of $1.0 ($0.6 after-tax or $.01 per common share) as a result of settlements with certain of the Company's insurers, net of related legal and other costs and $2.0 ($1.2 after-tax or $.02 per common share) from the disposition of businesses.

 (b) Includes a restructuring charge of $345.1 ($239.3 after-tax or $4.23 per common share) which includes severance and related costs of $104.5, a write-down of property, plant and equipment of $96.9, environmental closure costs of $53.3, a write-down of goodwill and intangibles of $40.0, demolition costs of $26.2 and other costs of $24.2. Also includes other non-recurring charges of $91.0 ($71.3 after-tax or $1.26 per common share) which include provisions for litigation of $34.7, environmental remediation costs of $30.1 and other matters of $26.2. Also includes a gain of $4.3 ($2.6 after-tax or $.05 per common share) as a result of settlements with certain of the Company's insurers, net of related legal and other costs.

 (c) Includes gains of $55.1 ($33.7 after-tax or $.59 per common share) as a result of settlements with certain of the Company's insurers, net of related legal and other costs and $54.0 ($33.0 after-tax or $.58 per common share) from the disposition of businesses. Also includes a restructuring charge of $33.8 ($20.6 after-tax or $.36 per common share) related to a write-down of property, plant and equipment of $21.8 and other costs of $12.0. Also includes $18.1 ($11.0 after-tax or $.20 per common share) related to provisions for environmental remediation costs and litigation.

 (d) Includes the results of operations of OSi Specialties for the three months ended December 31, 1995.

 (e) Includes a gain of $5.1 ($3.1 after-tax or $.05 per common share) from the disposition of businesses.

 (f) Includes a charge of $68.9 ($42.0 after-tax or $.76 per common share) for environmental remediation costs, disposition of a business, work force reduction and other matters.

 (g) Pursuant to Emerging Issues Task Force No. 97-13 issued on November 20, 1997, the Company has changed its accounting policy in the fourth quarter of 1997 regarding the accounting for costs associated with projects that combine business process reengineering and information technology transformation. Previously, substantially all direct costs relating to these projects were capitalized, including the portion related to business process reengineering. Under the consensus, all future costs for the business process reengineering component must be expensed as incurred with the unamortized balance of these costs as of September 30, 1997 of $5.2 (net of income taxes), or $.09 per common share, written-off as a cumulative catch-up adjustment in the fourth quarter of 1997.

 (h) In 1997, the Financial Accounting Standards Board issued Statement No. 128 'Earnings Per Share.' Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented under the requirements of Statement No. 128.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
LIQUIDITY AND FINANCIAL RESOURCES

Certain statements made in this 'Management's Discussion and Analysis of Financial Condition and Results of Operations' section are 'forward looking statements' that involve certain risks and uncertainties. The factors that could cause actual results to differ materially from those presented herein include, without limitation, the Company's ability to generate appropriate cash flows, the cost and timing of the implementation of certain capital improvements, the cost and timing associated with the planned reduction in production facilities and workforce, the Company's ability to effectively divest certain assets, the cost of environmental remediation and compliance efforts, technological or competitive changes in any of the Company's businesses, inability to reach agreement with third parties on planned business arrangements, certain global and regional economic conditions and other factors listed from time to time in the Company's Securities and Exchange Commission filings.

Cash flow from operations is a major source of liquidity for the Company. Over the past three years, cash generated through operations was approximately $603 million, which was sufficient to support the Company's internal capital investment program. Additionally, the Company was able to repay approximately $83 million of its outstanding debt in 1997, primarily with proceeds received from dispositions. Additional details regarding operating, investing and financing activities can be found in the Consolidated Statements of Cash Flows.

During 1997, the Company embarked on a three-year restructuring program that is intended to improve profitability, increase productivity and maximize shareholder value. The Company recognized cost savings associated with the plan during 1997 and estimates annual savings to be approximately $200 million by the end of 1999.

During the fourth quarter of 1996, the Company recorded an after-tax charge of $310.6 million associated with the restructuring plan and other initiatives of which approximately $130 million will require cash expenditures. As of December 31, 1997, approximately $44.1 million has been spent associated with the restructuring plan and other initiatives with the balance to be expended primarily in 1998 and 1999.

The principal actions in the restructuring involve the closure or sale of fifteen production facilities and consolidation of support infrastructure. This will result in the elimination of approximately 1,800 positions worldwide by 1999 (see Note 2 of Notes to Financial Statements).

During the fourth quarter of 1995, a restructuring plan was initiated which addressed the shut-down of five facilities (two in Performance Chemicals, two in Oleochemicals & Derivatives and one in Polymer Chemicals). Four of the five facilities have been shut-down with the remaining facility scheduled to close in 1998.

On March 31, 1997, the Company entered into a new five year credit agreement with various banks in the amount of $500 million ($490 million available at December 31, 1997). This agreement replaced the existing $375 million credit facility. The new facility contains various covenants which are customary in agreements of this nature. Borrowings on this facility are at various rate options to be determined at the time of the borrowing. The Company plans to utilize the facility periodically for its various operating requirements and planned capital investment program.

It is the Company's belief that annual cash flows from operations, along with the flexibility provided by the new credit agreement, will be sufficient to fund, for the foreseeable future, capital investments, dividend payments, commitments on environmental remediation projects, and operating requirements.

As the Company continues to focus on global expansion, it has, through certain of its international subsidiaries, arrangements with various banks for lines of credit. At December 31, 1997, these lines of credit aggregated $37.6 million, of which $1.4 million was utilized. The Company has also entered into certain long-term hedging arrangements primarily denominated in German marks and French francs to protect against possible adverse currency exchange rate fluctuations as related to its net investment in foreign subsidiaries. The Company utilizes forward contracts to hedge foreign currency risk on trade accounts receivable and payables. These forward contracts are generally outstanding for 30 to 90 days and are primarily denominated in German marks, Italian lire, Swiss and French francs, and British pounds (see Note 16 of Notes to Financial Statements for additional details).

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

CAPITAL INVESTMENTS AND COMMITMENTS

Consistent with the 1996 restructuring plan, the Company is committed to improving operating efficiencies and intends to invest approximately $415 million of internally generated funds primarily over the next two years. Expenditures will be allocated to increase production capacity to support growth; modernize plants and replace capacity at closed facilities; improve environmental, safety and other items; and upgrade the worldwide information systems.

--------------------------------------------------------------------------------
Total capital expenditures for 1997 were $201.6 million. Over the past three years, the Company has invested $478.6 million on its capital investment program, including $449.5 million for continuing operations. The Company intends to spend approximately $265 million and $150 million in 1998 and 1999, respectively.

The Company is currently in the process of addressing date sensitive systems issues associated with the year 2000. In connection with the Company's 1996 restructuring initiative, the Company began a worldwide business system redesign and implementation project (Project 'EDGE' ) which is expected to be completed in mid-1999. It is anticipated that these new systems, which are Year 2000 compliant, will replace substantially all of the Company's business computer programs. The remaining business application programs will be made compliant through the efforts of internal resources and third party vendors. The cost of becoming Year 2000 compliant for these additional business application programs is not expected to be material to the Company's future cash flow or results of operations. The majority of the business applications addressed through the EDGE Project are scheduled to be completed by July 1999, with a few software programs scheduled to be replaced near the end of that year. The Company is also identifying and prioritizing critical suppliers and customers and will follow up with them concerning their plans and progress in addressing the Year 2000 problem.

The total costs associated with Project EDGE are expected to be approximately $78 million (including $60 million of capital expenditures), of which $31 million has been incurred ($22 million capitalized and $9 million expensed) through December 31, 1997.

The Company has ascertained that failure to alleviate the Year 2000 problems within its application systems could result in possible system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. These problems could be substantially alleviated with manual processing. However, this would cause delays and possible lost production days.

The Company is currently evaluating the Year 2000 readiness of its equipment with a comprehensive inventory of monitoring and control devices for plants, safety systems and other similar operating installations. Work plans detailing the tasks and resources required to insure equipment Year 2000 readiness by the end of 1998 are expected to be in place by the end of the first quarter 1998. Based on a preliminary review, the Company does not expect costs associated with equipment upgrades and modifications to have a material effect on its future cash flow or results of operations.

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

The Company believes that expenditures for compliance with these statutes, regulations and permits will continue to have a significant impact upon the conduct of its business. The trend toward greater environmental awareness and more stringent environmental regulations is likely to continue, and while the Company cannot accurately predict how this will affect future operations and earnings, the Company does not believe its costs will vary significantly from those of its competitors. Consistent with the Company's concern for the protection and improvement of the environment worldwide, the Company continually monitors the environmental impact of past and present operating practices in light of changing environmental standards. Where remedial action is indicated, the Company assesses the probability and scope of potential remediation costs. To determine the appropriate reserve amounts, management reviews, on a quarterly basis, currently available information pertaining to each environmental site. Inherent in this process are considerable uncertainties which affect the Company's ability to estimate the ultimate costs of remediation. Such uncertainties include the nature and extent of contamination at each site, evolving governmental standards regarding remediation requirements, changes in environmental regulations, widely varying costs of alternative cleanup methods, the number and financial condition of other potentially responsible parties at multi-party sites, innovations in remediation and restoration technology, and the identification of additional environmental sites. As a result, as remediation efforts proceed at existing sites and new sites are assimilated into the review process, charges against income for environmental reserves could have a material effect on results of operations or cash flows in a particular quarter or year. However, such charges are not expected to have a material adverse effect on the Company's consolidated financial position or liquidity.

Over the past three years, the Company has spent approximately $58.9 million on capital environmental expenditures. In fiscal years 1997, 1996 and 1995, approximately $37.4 million, $12.6 million and $8.9 million, respectively were expended on environmental capital projects. Capital projects for environmental purposes are estimated to be approximately $26 million for 1998.

Reserves for environmental remediation and compliance costs at December 31, 1997 are $186.6 million, including $55.3 million associated with environmental expenses of the Lubricants Group and $64.7 million associated with plants to either be, or which have already been, shut-down or sold as part of the 1996 and 1995 restructuring plans.

Remediation expenditures charged to environmental reserves were $36.8 million in 1997 and include expenditures currently mandated as well as those not initiated by any regulatory authority or third party. The Company anticipates 1998 remediation expenditures to approximate $36.5 million.

--------------------------------------------------------------------------------
The Company is continuing its efforts to reduce hazardous waste and emissions generated by its operations. Through improved operating efficiencies, installation of additional environmental control equipment and utilization of the latest innovations in waste treatment technology, management believes that direct recurring operating costs associated with managing hazardous substances and pollution can be maintained at or slightly above current levels. Such costs amounted to approximately $40.7 million in 1997.

CONTINGENCIES

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

The Company is not a party to any legal proceedings or environmental matters which it believes will have a material adverse effect on its con-solidated financial position or liquidity. It is possible, however, that future cash flow or results of operations for any particular quarterly or annual period, could be materially affected by such legal proceedings or environmental matters. However, the Company does not expect the results of such proceedings or environmental matters to materially affect its competitive position (see Note 17 of Notes to Financial Statements).

INCOME TAXES

For information regarding income tax matters, see Note 13 of Notes to Financial Statements.

DISCONTINUED OPERATIONS

On September 11, 1995, the Company announced its intention to divest its Lubricants Group. This divestiture was completed in 1997 (see Note 19 of Notes to Financial Statements).

RESULTS OF CONTINUING OPERATIONS
1997 VS. 1996

The Company reported income from continuing operations before cumulative effect of accounting change of $90.1 million in 1997 compared to a loss of $247.2 million in 1996. The inclusion of several non-recurring items in both years affect comparison. The following table shows the effect of these non-recurring items on continuing operations before cumulative effect of accounting change.

SUMMARY OF NON-RECURRING ITEMS

(millions of dollars except per share data)                 1997                                      1996
---------------------------------------------------------------------------------------------------------------------------
                                             PRE-TAX     AFTER-TAX       INCOME        Pre-Tax     After-Tax       Income
                                             INCOME       INCOME         (LOSS)        Income       Income         (Loss)
                                             (LOSS)       (LOSS)       PER SHARE*     (Loss)       (Loss)       Per Share*
---------------------------------------------------------------------------------------------------------------------------
Continuing operations excluding non-
  recurring items before cumulative effect
  of accounting change                       $162.7         $96.3          $1.66      $ 106.0       $  60.8         $ 1.07
Restructuring charges (a)                     (13.0)         (8.0)          (.14)      (345.1)       (239.3)         (4.23)
Other charges (b)                                 -             -              -        (91.0)        (71.3)         (1.26)
Insurance settlements (c)                       1.0           0.6            .01          4.3           2.6            .05
Gain on disposition of businesses (d)           2.0           1.2            .02            -             -              -
---------------------------------------------------------------------------------------------------------------------------
Continuing operations before cumulative
  effect of accounting change                $152.7         $90.1          $1.55       $(325.8)     $(247.2)        $(4.37)
===========================================================================================================================

  * Diluted basis
(a) The year ended December 31, 1997 includes restructuring charges of $13.0 ($8.0 after-tax or $.14 per common share) primarily related to expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized. In addition, the year ended December 31, 1996 includes a restructuring charge of $345.1 ($239.3 after-tax or $4.23 per common share) which includes severance and related costs of $104.5, a writedown of property, plant and equipment of $96.9, environmental closure costs of $53.3, a writedown of goodwill and intangibles of $40.0, demolition costs of $26.2 and other costs of $24.2.
(b) The year ended December 31, 1996 includes other non-recurring charges of $91.0 ($71.3 after-tax or $1.26 per common share) which include provisions for litigation of $34.7, environmental remediation costs of $30.1 and other matters of $26.2.
(c) The years ended December 31, 1997 and 1996 include a gain of $1.0 ($0.6 after-tax or $.01 per common share) and $4.3 ($2.6 after-tax or $.05 per common share), respectively, as a result of settlements with certain of the Company's insurers, net of related legal and other costs.
(d) The year ended December 31, 1997 includes a gain of $2.0 ($1.2 after-tax or $.02 per common share) from the disposition of businesses.

Consolidated net sales from continuing operations decreased $75.9 million to $2.2 billion in 1997 compared to 1996. This decrease was primarily due to the comparatively stronger U.S. dollar which had an $84.9 million adverse effect on current year net sales. The impact of a more favorable product mix partially offset the effect of the stronger U.S. dollar and a 4% decline in volume. The favorable mix was a result of a year long focus on sales initiatives that fostered greater sales of higher margin products. Volume was down from 1996 primarily as a result of a first quarter fire and its lingering residual effects at the Company's Petrolia, Pennsylvania plant, and the exiting/divesting of non-strategic, non-specialty products and product lines.

--------------------------------------------------------------------------------
Income from continuing operations, excluding non-recurring items before cumulative effect of accounting change, of $96.3 million in 1997 was up $35.5 million, or 58%, compared to 1996. Approximately 75% of the increase in income was attributable to an improvement in gross margin which rose 2.8 percentage points to 25.5%. This increase was attributable to lower material costs and restructuring related reductions in manufacturing costs, including depreciation expense. Also contributing to the increase in income was a decrease in net interest expense due to a reduction in bank debt and a decline in operating expenses which was achieved despite the inclusion of higher costs associated with performance based compensation plans.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 and No. 131, Reporting Comprehensive Income and Disclosures about Segments of an Enterprise and Related Information, respectively, both of which are required to be adopted for fiscal years beginning after December 15, 1997 (see Note 1 of Notes to Financial Statements).

SEGMENT INFORMATION

The Company's operating income from continuing operations for 1997 and 1996 included non-recurring items in both years which affect the comparison. Excluding these items, operating income was $215.0 million in 1997 and $169.7 million in 1996. The following tables show the effect of these non-recurring items on operating income from continuing operations by industry segment.


                                              OLEOCHEMICALS    PERFORMANCE     POLYMER      ORGANO-     CORPORATE &
(millions of dollars)                         & DERIVATIVES     CHEMICALS     CHEMICALS    SILICONES    UNALLOCATED    TOTAL
-----------------------------------------------------------------------------------------------------------------------------
                                                                                   1997
-----------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
  operations excluding non-recurring items        $18.9          $  79.8        $75.0        $72.6        $ (31.3)     $215.0
Restructuring charges                              (0.6)           (10.0)        (0.9)           -           (1.5)      (13.0)
Insurance settlements                                 -                -            -            -            1.0         1.0
Gain on disposition of businesses                   3.3              0.1         (1.4)           -              -         2.0
-----------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
  operations                                      $21.6          $  69.9        $72.7        $72.6        $ (31.8)     $205.0
=============================================================================================================================

                                              Oleochemicals    Performance     Polymer      Organo-     Corporate &
(millions of dollars)                         & Derivatives     Chemicals     Chemicals    Silicones    Unallocated     Total
-----------------------------------------------------------------------------------------------------------------------------
                                                                                   1996
-----------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
  operations excluding non-recurring items       $  16.4         $  69.2       $  51.9       $58.4        $ (26.2)     $ 169.7
Restructuring charges                              (10.7)         (237.8)        (43.2)          -          (53.4)      (345.1)
Other charges                                       (0.7)          (33.6)         (7.4)          -          (49.3)       (91.0)
Insurance settlements                                  -               -             -           -            4.3          4.3
-----------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
  operations                                     $   5.0         $(202.2)      $   1.3       $58.4        $(124.6)     $(262.1)
=============================================================================================================================

OLEOCHEMICALS & DERIVATIVES

Segment 1997 net sales of $413.3 million were $11.5 million, or 3%, lower than the prior year. A 4% increase in volume bolstered current year net sales, while a $14.0 million adverse impact of a comparatively stronger U.S. dollar and the lowering of glycerine sales prices due to soft market conditions, accounted for the decline in net sales.


Operating income for this segment, excluding non-recurring items from both years, rose from $16.4 million in 1996 to $18.9 million in 1997. The 15% increase was attributable to comparatively strong fourth quarter results which were mainly due to higher sales volume and cost savings associated with closing the segment s Newark, New Jersey facility in 1996. The segment was impacted throughout the year with a soft glycerine market causing sales prices to drop below 1996 levels and higher costs associated with performance based compensation plans. The segment benefited from savings in manufacturing costs resulting from the consolidation of its Oleochemicals-Basics operations into one facility and lower operating costs achieved through cost improvement initiatives.

PERFORMANCE CHEMICALS

Performance Chemicals' 1997 net sales of $781.8 million declined $62.9 million, or 7%, from 1996. This decrease was a result of an 8% decline in volume, which was primarily due to a fire at the segment's Petrolia, Pennsylvania plant and the exiting/divesting of certain products and product lines, and a comparatively stronger U.S. dollar which had an $18.5 million adverse effect on net sales.

--------------------------------------------------------------------------------
Segment 1997 operating income, excluding non-recurring items from both years, was $79.8 million, representing an increase of $10.6 million, or 15%, compared to 1996. This increase was a result of lower material costs, restructuring driven reductions in manufacturing and operating costs, including depreciation, and a continued focus on selling higher margin products. These positive factors were partially offset by the aforementioned decline in shipment volume, higher costs associated with performance based compensation plans and the adverse effect of the comparatively stronger U.S. dollar.

POLYMER CHEMICALS

Polymer Chemicals' net sales for 1997 of $519.8 million represented a decrease of $14.1 million, or 3%, compared to 1996. Although the segment benefited from a more favorable product mix, attributable to the exiting/divesting of low margin products and product lines, and replacing much of the lost revenue with business that generated higher margins, a $33.9 million adverse effect of the comparatively stronger U.S. dollar and a 2% drop in volume caused net sales to decline.

Operating income for Polymer Chemicals, excluding non-recurring items from both years, was up 45% to $75.0 million in 1997 compared to 1996. This $23.1 million increase was attributable to the combination of lower material costs, a reduction in manufacturing costs and a more favorable product sales mix. The reduction in manufacturing costs was a result of restructuring related initiatives which centered around savings attributable to new service agreements, lower personnel costs and asset consolidation at the segment's Bergkamen, Germany facility. Partially offsetting the impact that these positive factors had on operating income were the adverse effect of the comparatively stronger U.S. dollar and higher costs associated with performance based compensation plans.

ORGANOSILICONES

Net sales for OrganoSilicones for 1997 of $472.5 million were $24.6 million, or 5%, greater than 1996. The net sales increase was a result of an 8% increase in volume and a more favorable product mix, which was partially offset by an $18.4 million negative impact caused by the comparatively stronger U.S. dollar.

OrganoSilicones' 1997 operating income of $72.6 million was $14.2 million greater than 1996. This 24% increase was primarily attributable to the aforementioned increase in shipment volume and more favorable product sales mix, combined with restructuring driven reductions in costs. The major restructuring initiative was the silanes expansion at the Termoli, Italy plant which generated savings by providing the capability to manufacture materials which had previously been purchased and improving manufacturing processes. These favorable factors were partially offset by higher costs associated with performance based compensation plans.

1996 VS. 1995

The Company reported a loss from continuing operations in 1996 of $247.2 million compared to income of $100.3 million in 1995. The inclusion of several non-recurring items in both periods affect comparison. The following table shows the effect of these non-recurring items on continuing operations.

SUMMARY OF NON-RECURRING ITEMS
(millions of dollars except per share data)                  1996                                     1995
----------------------------------------------------------------------------------------------------------------------------
                                               PRE-TAX     AFTER-TAX        INCOME       Pre-Tax     After-Tax      Income
                                                INCOME        INCOME        (LOSS)        Income        Income       (Loss)
                                                 (LOSS)       (LOSS)     PER SHARE*       (Loss)        (Loss)    Per Share*
----------------------------------------------------------------------------------------------------------------------------
Continuing operations excluding non-
  recurring items                             $ 106.0       $  60.8        $ 1.07       $111.9        $ 65.2        $1.15
Restructuring charges (a)                      (345.1)       (239.3)        (4.23)       (33.8)        (20.6)        (.36)
Other charges (b)                               (91.0)        (71.3)        (1.26)       (18.1)        (11.0)        (.19)
Insurance settlements (c)                         4.3           2.6           .05         55.1          33.7          .59
Gain on disposition of businesses (d)               -             -             -         54.0          33.0          .58
----------------------------------------------------------------------------------------------------------------------------
Continuing operations                         $(325.8)      $(247.2)       $(4.37)      $169.1        $100.3        $1.77
============================================================================================================================

 *  Diluted basis
(a) The year ended December 31, 1996 includes a restructuring charge of $345.1 ($239.3 after-tax or $4.23 per common share) which includes severance and related costs of $104.5, a writedown of property, plant and equipment of $96.9, environmental closure costs of $53.3, a writedown of goodwill and intangibles of $40.0, demolition costs of $26.2 and other costs of $24.2. In addition, the year ended December 31, 1995, includes a restructuring charge of $33.8 ($20.6 after-tax or $.36 per common share) related to a writedown of property, plant and equipment of $21.8 and other costs of $12.0.
(b) The year ended December 31, 1996 includes other non-recurring charges of $91.0 ($71.3 after-tax or $1.26 per common share) which include provisions for litigation of $34.7, environmental remediation costs of $30.1 and other matters of $26.2. In addition, the year ended December 31, 1995, includes other non-recurring charges of $18.1 ($11.0 after-tax or $.19 per common share) related to provisions for environmental remediation costs and litigation.
(c) The years ended December 31, 1996 and 1995 include a gain of $4.3 ($2.6 after-tax or $.05 per common share) and $55.1 ($33.7 after-tax or $.59 per common share), respectively as a result of settlements with certain of the Company's insurers, net of related legal and other costs.
(d) The year ended December 31, 1995 includes a gain of $54.0 ($33.0 after-tax or $.58 per common share) from the disposition of businesses.

--------------------------------------------------------------------------------
Consolidated 1996 net sales from continuing operations of $2.3 billion were 14% greater than 1995. The increase was attributable to the inclusion of OrganoSilicones in 1996 for a full year which more than covered the loss in sales resulting from the disposition of businesses in 1996 and 1995. Consolidated net sales, adjusted to exclude sales attributable to OrganoSilicones for the first nine months of 1996 and dispositions for both years, rose 1% over 1995. This increase was driven by higher sales prices, partially offset by the unfavorable impact of a comparatively stronger U.S. dollar, while volume was essentially unchanged.

Income from continuing operations, excluding non-recurring items, was $60.8 million in 1996 compared to $65.2 million in 1995. The decline was mainly attributable to higher interest expense, the loss of earnings attributable to the sale of businesses and lower interest income which was largely offset by the inclusion of a full year of OrganoSilicones higher margin operations. Higher interest expense was attributable to financing the acquisition of OrganoSilicones and the assumption of OrganoSilicones debt, while the decline in interest income was due to a reduction in funds available for short-term investing resulting from the acquisition of OrganoSilicones and payment of bank loans. Other major income and expense categories appearing on the Consolidated Statements of Operations, adjusted for the acquisition and dispositions, were comparable to 1995 on a percentage of net sales basis.

SEGMENT INFORMATION

A comparison of operating income from continuing operations for 1996 and 1995 is affected by the inclusion of non-recurring items in both years. Operating income from continuing operations, excluding non-recurring items, was $169.7 million in 1996 compared to $144.0 million in 1995. The following tables show the effect of these non-recurring items on operating income from continuing operations by industry segment.

                                              OLEOCHEMICALS    PERFORMANCE       POLYMER      ORGANO-    CORPORATE &
(millions of dollars)                         & DERIVATIVES      CHEMICALS     CHEMICALS    SILICONES    UNALLOCATED     TOTAL
------------------------------------------------------------------------------------------------------------------------------
                                                                                 1996
------------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
  operations excluding non-recurring items       $  16.4         $  69.2       $  51.9       $58.4        $ (26.2)     $ 169.7
Restructuring charges                              (10.7)         (237.8)        (43.2)          -          (53.4)      (345.1)
Other charges                                       (0.7)          (33.6)         (7.4)          -          (49.3)       (91.0)
Insurance settlements                                  -               -             -           -            4.3          4.3
------------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
  operations                                     $   5.0         $(202.2)      $   1.3       $58.4        $(124.6)     $(262.1)
==============================================================================================================================
                                              Oleochemicals    Performance       Polymer      Organo-    Corporate &
(millions of dollars)                         & Derivatives      Chemicals     Chemicals    Silicones    Unallocated     Total
------------------------------------------------------------------------------------------------------------------------------
                                                                                 1995
------------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
  operations excluding non-recurring items        $  14.7         $  80.4       $  49.2       $ 7.4          $(7.7)     $144.0
Restructuring charges                               (10.2)          (17.2)         (5.0)          -           (1.4)      (33.8)
Other charges                                           -            (0.4)        (11.9)          -           (5.8)      (18.1)
Insurance settlements                                   -               -             -           -           55.1        55.1
Gain on disposition of businesses                       -               -             -           -           54.0        54.0
------------------------------------------------------------------------------------------------------------------------------
Operating income from continuing operations       $   4.5         $  62.8       $  32.3       $ 7.4          $94.2      $201.2
==============================================================================================================================

OLEOCHEMICALS & DERIVATIVES

Segment 1996 net sales of $424.7 million were $4.3 million behind 1995. The 1% decline was mainly attributable to a 4% decline in volume and the comparatively stronger U.S. dollar, which was partially offset by the positive effect of a more favorable product mix.

--------------------------------------------------------------------------------
Oleochemicals & Derivatives' operating income, excluding non-recurring items, was $16.4 million in 1996 compared to $14.7 million in 1995. The major factor contributing to the segment's improvement in operating income was a reduction in manufacturing costs resulting from the closure of its Newark, New Jersey plant. The production from this facility was transferred to the Company's Memphis, Tennessee plant. Efficiencies were achieved which enabled this plant to absorb the additional production without a substantial increase in costs.

PERFORMANCE CHEMICALS

The segment's 1996 net sales of $844.7 million were 3% ahead of 1995. Higher unit sales prices, due to a more favorable product mix and increased prices in certain business sectors, offset a 3% decline in volume and the impact of a comparatively stronger U.S. dollar against key global currencies.

Operating income, excluding non-recurring items, was $69.2 million in 1996 compared to $80.4 million in 1995. Although sales were up over the prior year, operating income declined primarily as a result of the segment being burdened throughout 1996 with increased depreciation and manufacturing costs attributable to the under-utilization of manufacturing capacity associated with the 1995 expansion at facilities in the U.S. and Holland. Lower than anticipated demand precluded recovery of these costs. Higher costs associated with the severity of the 1996 winter weather and increased utility rates in the United States also adversely affected operating income.

POLYMER CHEMICALS

Net sales for the Polymer Chemicals segment of $533.9 million were flat compared to 1995. Higher sales prices, a more favorable product mix and a 1% increase in volume aided by an upturn in the construction and automotive markets, offset the adverse effect of a comparatively stronger U.S. dollar.

Polymer Chemicals' 1996 operating income, excluding non-recurring items, rose from $49.2 million in 1995 to $51.9 million in 1996. Although segment sales were flat with 1995, operating income rose 5% primarily due to increased sales of higher margin products in the construction and automotive markets. Lower manufacturing costs, achieved through productivity improvement initiatives, also contributed to the increase in operating income in 1996.

ORGANOSILICONES

Segment 1996 operating income included a full year of operations as compared to three months in 1995. OrganoSilicones added $447.9 million to net sales in 1996 compared to $101.3 million in 1995. The segment's 1996 operating income of $58.4 million was $51.0 million greater than the income reported in 1995.

Sales for the fourth quarter, the comparable period of ownership, were up 10% over 1995 due to greater volume and a more favorable product mix. Operating income for this comparable period increased from $7.4 million to $13.0 million as a result of efficiencies and reductions in non-manufacturing costs achieved primarily through acquisition related synergies.

OUTLOOK

In December of 1996, the Company announced a three-year restructuring plan, and certain cost reduction goals which included lower manufacturing costs and reduced general and administration expenses. The Company has met its initial goal of achieving 50% of its three-year savings objectives, on a run rate basis, by the end of 1997. The capital spending portion of the plan, however, is somewhat behind schedule, primarily as a result of an increased emphasis on proper scope definition and enhanced upfront planning. Management, however, remains optimistic that the Company will meet the overall goals of the three-year restructuring plan. The Company will continue to aggressively pursue implementation of the restructuring plan and, following its completion, the Company believes it will achieve its long-term financial goals; revenues between $2.8 to $3.0 billion within five years; gross margins to reach the mid 30% range; operating margins in the mid-teens; earnings per share growth sufficient to maintain return on equity greater than 20%; debt to total capitalization of 30-45%; and, a return on capital employed greater than the Company's cost of capital so that shareholder value will increase.

Statements made in this 'Outlook' section are 'forward looking statements' that involve certain risks and uncertainties. The factors that could cause actual results to differ materially from those presented herein include, without limitation, the Company's ability to generate appropriate cash flows, the cost and timing of the implementation of certain capital improvements, the cost and timing associated with the planned reduction in production facilities and workforce, the impact of cost savings initiatives, the Company's ability to effectively divest certain assets, the cost of environmental remediation and compliance efforts, technological or competitive changes in any of the Company's businesses, inability to reach agreement with third parties on planned business arrangements, certain global and regional economic conditions and other factors listed from time to time in the Company's other Securities and Exchange Commission filings.

--------------------------------------------------------------------------------
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Witco Corporation

We have audited the accompanying consolidated balance sheets of Witco Corporation and Subsidiary Companies as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997.
Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Witco Corporation and Subsidiary Companies at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 1997 the Company adopted the provisions of Emerging Issues Task Force Issue No. 97-13, 'Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation.'

/s/ ERNST & YOUNG LLP

Stamford, Connecticut
February 2, 1998

WITCO CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)  December 31                                                   1997            1996
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
     Cash and cash equivalents                                                                   $   96,383      $   59,201
     Accounts and notes receivable, less allowance of $12,649 and $14,201                           383,758         390,288
     Inventories                                                                                    235,334         284,500
     Deferred income taxes                                                                           47,036          92,490
     Prepaid                                                                                         27,128          26,947
---------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                      789,639         853,426
---------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, less accumulated depreciation of $766,241 and $761,926               780,390         735,392
Goodwill and other intangible assets, less accumulated amortization of $157,703 and $133,625        621,619         653,733
Deferred income taxes                                                                                 6,981          16,438
Deferred costs and other assets                                                                      99,023          72,976
Net assets of discontinued operations                                                                     -          59,740
---------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                           $2,297,652      $2,391,705
===========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Notes and loans payable                                                                     $   52,834      $   94,929
     Accounts payable and other current liabilities                                                 515,531         515,344
---------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                                 568,365         610,273
---------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                      645,101         700,820
Deferred credits and other liabilities                                                              439,906         452,747
Shareholders' equity
     $2.65 cumulative convertible preferred stock, par value $1 per share:
       authorized -- 14 shares, issued and outstanding -- 6 shares                                        6               6
     Common stock, par value $5 per share: authorized -- 100,000 shares, issued 57,503 and
      56,763 shares                                                                                 287,516         283,818
     Capital in excess of par value                                                                 157,980         138,453
     Equity adjustments:
          Foreign currency translation                                                              (27,381)         11,989
          Pensions and other                                                                         (3,971)         (6,423)
     Retained earnings                                                                              230,832         200,022
     Treasury stock, at cost -- 15 shares                                                              (702)              -
---------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                                644,280         627,865
---------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $2,297,652      $2,391,705
===========================================================================================================================

See accompanying notes.

WITCO CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)  For the years ended December 31                  1997            1996            1995
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                                        $2,187,402      $2,263,327      $1,985,077
Cost of goods sold                                                                1,629,405       1,760,320       1,568,822
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                        557,997         503,007         416,255

Operating expenses
     Selling expense                                                                105,684         106,261          83,829
     General and administrative expenses                                            144,684         152,186         121,425
     Research and development                                                        71,756          73,088          52,907
     Other expenses (income) -- net                                                  17,830          88,400         (76,998)
     Restructuring charges                                                           13,044         345,130          33,842
---------------------------------------------------------------------------------------------------------------------------
          Total operating expenses                                                  352,998         765,065         215,005
---------------------------------------------------------------------------------------------------------------------------

Operating income (loss) from continuing operations                                  204,999        (262,058)        201,250

Other expense (income) -- net
     Interest expense                                                                53,004          69,334          43,689
     Interest income                                                                 (4,733)         (9,114)        (15,104)
     Other expense -- net                                                             4,029           3,531           3,525
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes and cumulative
  effect of accounting change                                                       152,699        (325,809)        169,140

Income taxes (benefit)                                                               62,621         (78,635)         68,794
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before cumulative effect of
  accounting change                                                                  90,078        (247,174)        100,346
Income from discontinued operations net of income taxes of $ - , $283 and
  $3,034                                                                                  -             340           4,099
Estimated income (loss) on disposal -- net of income taxes (benefit) of $5,824
  and $(43,612)                                                                       9,990         (68,253)              -
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                                            9,990         (67,913)          4,099
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting change                         100,068        (315,087)        104,445
---------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change -- net of income tax benefit of $3,319        (5,191)              -               -
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                $   94,877      $ (315,087)     $  104,445
===========================================================================================================================

Net income (loss) per common share -- basic
     Income (loss) from continuing operations before cumulative effect of
       accounting change                                                         $     1.58      $    (4.37)     $     1.78
     Income (loss) from discontinued operations                                         .17           (1.20)            .07
     Cumulative effect of accounting change                                            (.09)              -               -
---------------------------------------------------------------------------------------------------------------------------
          NET INCOME (LOSS) PER COMMON SHARE -- BASIC                            $     1.66      $    (5.57)     $     1.85
===========================================================================================================================

Net income (loss) per common share -- diluted
     Income (loss) from continuing operations before cumulative effect of
       accounting change                                                         $     1.55      $    (4.37)     $     1.77
     Income (loss) from discontinued operations                                         .17           (1.20)            .07
     Cumulative effect of accounting change                                            (.09)              -               -
---------------------------------------------------------------------------------------------------------------------------
          NET INCOME (LOSS) PER COMMON SHARE -- DILUTED                          $     1.63      $    (5.57)     $     1.84
===========================================================================================================================

See accompanying notes.

WITCO CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)    For the years ended December 31                            1997           1996           1995
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income (loss)                                                             $  94,877      $(315,087)     $ 104,445
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                              110,872        128,793        119,571
          Provision (benefit) for deferred income taxes                               46,612       (159,311)        (6,884)
          Pension cost                                                                14,640         15,154         10,130
          Gain on disposition of businesses                                           (2,007)             -        (54,079)
          Estimated (gain) loss on disposal of Lubricants Group                      (15,814)       111,865              -
          Provision for environmental remediation and compliance                           -         30,077         15,348
          Provision for litigation                                                         -         34,733          9,500
          Restructuring charges                                                            -        345,130         33,842
          Cumulative effect of a change in accounting                                  8,510              -              -
          Changes in operating assets and liabilities:
               Accounts and notes receivable                                             996         13,089        (26,609)
               Inventories                                                            27,207         36,672        (12,849)
               Prepaid and other current assets                                       (5,773)         4,956          9,866
               Accounts payable and other current liabilities                         13,758        (76,286)       (41,709)
          Other                                                                      (12,746)        17,515        (25,652)
--------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                     281,132        187,300        134,920
==========================================================================================================================

INVESTING ACTIVITIES
     Expenditures for property, plant and equipment                                 (201,609)      (161,163)      (115,845)
     Proceeds from dispositions                                                       84,011        136,941        146,026
     Acquisitions of businesses, net of cash acquired                                      -              -       (481,431)
     Other                                                                             9,368          1,769         (2,443)
--------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                        (108,230)       (22,453)      (453,693)
==========================================================================================================================

FINANCING ACTIVITIES
     Dividends paid                                                                  (63,872)       (63,351)       (63,026)
     Payments on borrowings                                                         (196,326)      (526,378)      (367,541)
     Proceeds from borrowings                                                        112,898        335,565        681,551
     Proceeds from exercise of stock options                                          19,227          7,084          6,523
     Other                                                                              (695)             -              -
--------------------------------------------------------------------------------------------------------------------------
       Net cash (used in) provided by financing activities                          (128,768)      (247,080)       257,507
==========================================================================================================================

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                         (6,952)        (2,560)         8,087
--------------------------------------------------------------------------------------------------------------------------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 37,182        (84,793)       (53,179)
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                        59,201        143,994        197,173
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                           $  96,383      $  59,201      $ 143,994
==========================================================================================================================

See accompanying notes.

WITCO CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


(in thousands of dollars)
-----------------------------------------------------------------------------------------------------------------------------------
                                                    Capital in       Foreign                                   Treasury
                             Preferred    Common     Excess of      Currency                        Retained   Stock at
                                 Stock     Stock     Par Value   Translation   Pensions    Other    Earnings       Cost       Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994       $ 7  $281,561      $127,643      $ (1,481)   $(2,446)  $    -   $ 537,199    $(2,477)   $940,006
Net income                                                                                           104,445                104,445
Cash dividends declared:
    Preferred stock                                                                                      (18)                   (18)
    Common stock                                                                                     (63,089)               (63,089)
Common stock issued:
    Employee plans                           607         3,535                                                    2,380       6,522
    Conversions                                5          (102)                                                      97           -
Equity adjustments                                                    18,703     (2,452)                                     16,251
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995         7   282,173       131,076        17,222     (4,898)       -     578,537          -   1,004,117
Net loss                                                                                            (315,087)              (315,087)
Cash dividends declared:
    Preferred stock                                                                                      (18)                   (18)
    Common stock                                                                                     (63,410)               (63,410)
Common stock issued:
    Employee plans                         1,319         5,814                                                                7,133
    Conversions                     (1)       30           (25)                                                                   4
    Restricted stock                         296         1,588                             1,884)                                 -
Equity adjustments                                                    (5,233)       359                                      (4,874)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996         6   283,818       138,453        11,989     (4,539)  (1,884)    200,022          -     627,865
Net income                                                                                            94,877                 94,877
Cash dividends declared:
    Preferred stock                                                                                      (16)                   (16)
    Common stock                                                                                     (64,051)               (64,051)
Common stock issued:
    Employee plans                         3,527        18,520                                                               22,047
    Conversions                               28           (28)                                                                   -
    Restricted stock                         143         1,035                               (97)                   871       1,952
Equity adjustments                                                   (39,370)     2,549                                    $(36,821)
Purchases of treasury stock                                                                                      (1,573)     (1,573)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997       $ 6  $287,516      $157,980      $(27,381)   $(1,990) $(1,981)  $ 230,832    $  (702)   $644,280
====================================================================================================================================

See accompanying notes.

WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS (in thousands except per share data)
--------------------------------------------------------------------------------
NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: Witco Corporation is a worldwide manufacturer of high quality specialty chemical products. The Company's products are used primarily as intermediates by other manufacturers in industries such as personal care and household products, agricultural, automotive, housing and construction, packaging, food and textiles.

ACCOUNTING CHANGES: Pursuant to Emerging Issues Task Force Issue No. 97-13, the Company changed its accounting policy in the fourth quarter of 1997 regarding the accounting for costs associated with projects that combine business process reengineering activities and information technology transformation. Under the consensus, all future costs for business process reengineering must be expensed as incurred and the unamortized balance of these costs as of September 30, 1997 of $5,191 (net of income taxes), or $.09 per common share, were written-off as a cumulative catch-up adjustment in the fourth quarter. The change in accounting method would not have had a material effect on the Statement of Operations for the years ended December 31, 1996 or 1995, if adopted in those periods.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 and No. 131, 'Reporting Comprehensive Income' and 'Disclosures about Segments of an Enterprise and Related Information,' respectively, both of which are required to be adopted for fiscal years beginning after December 15, 1997. SFAS No. 130 will require the Company to report in its financial statements all non-owner related changes in equity for the periods being reported. SFAS No. 131 will require the Company to disclose revenues, earnings and other financial information pertaining to the business segments by which the Company is managed, as well as what factors management used to determine these segments. The Company is currently evaluating the effects SFAS No. 130 and No. 131 will have on its financial statement and related disclosures.

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

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost and depreciation is provided principally using the straight-line method based on estimated useful lives. Buildings and improvements and machinery, fixtures and equipment are depreciated over periods not exceeding 25 years and 16 years, respectively.

LONG-LIVED ASSETS AND INTANGIBLE ASSETS: SFAS No. 121 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of' requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. As indicated in Note 2 of Notes to Financial Statements, the Company recognized impairment losses associated with the 1996 and 1995 restructuring plans.

Intangible assets primarily include goodwill, the excess of purchase price over the estimated fair value of net assets acquired, and are being amortized over periods not in excess of forty years. The Company periodically evaluates the carrying value of intangible assets in relation to the estimated cash flows of the underlying businesses. An impairment loss may be recognized if the expected cash flow is less than book value. The Company recognized an impairment loss on certain intangible assets, as disclosed in Note 2 of Notes to Financial Statements, as part of the 1996 and 1995 restructuring plans.

RESEARCH AND DEVELOPMENT COSTS: The Company's research and development costs are charged to expense as incurred and were $71,756 (1997), $73,088 (1996), and $52,907 (1995).

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

STOCK BASED COMPENSATION: The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees,' and, accordingly, recognizes no compensation expense for the stock options granted since the exercise price of the option was the same as the market value of the Company's common stock. As prescribed under SFAS No. 123, 'Accounting for Stock Based Compensation,' the Company has disclosed in
Note 11 of Notes to Financial Statements, the pro forma effects on net income
(loss) and earnings (loss) per share of recording compensation expense for the fair value of the options granted.

WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS (in thousands except per share data)
--------------------------------------------------------------------------------
INCOME TAXES: Income taxes have been provided using the liability method in accordance with SFAS No. 109 'Accounting for Income Taxes.'

COMMON SHARE DATA: In 1997, the Financial Accounting Standards Board issued SFAS No. 128, 'Earnings Per Share.' SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented in accordance with the SFAS No. 128 requirements.

NOTE 2   RESTRUCTURING

In December 1996, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $345,130. The principal actions in the 1996 restructuring plan involve the closure or sale of fifteen production facilities (nine in Performance Chemicals, five in Polymer Chemicals and one in OrganoSilicones) and consolidation of supporting infrastructure. This restructuring, which will result in the elimination of approximately eighteen hundred corporate staff and manufacturing positions, will be completed by 1999.

In 1997, the Company recorded additional restructuring charges of $13,044, primarily related to expenditures for equipment, principally at Performance Chemicals sites previously identified for closure, which otherwise would have been capitalized.

Also during 1997, the Company sold five plants (four in Performance Chemicals and one in Polymer Chemicals) and shut-down two others (one in OrganoSilicones and one in Polymer Chemicals). Included within this activity were the sale of the Company's Canadian Detergents and Aluminum Chloride businesses and portions of its Anionic Surfactants business for a total of approximately $29,000. The operating results individually and in the aggregate of these dispositions and shut-downs were not significant to the consolidated results of operations. Through 1997, the Company has expended approximately $11,000 for severance costs as a result of the termination of seven hundred thirty-three employees, $10,500 for environmental remediation and compliance, $1,459 for demolition and $3,121 for other. There have not been any significant changes in the overall or component accruals of the 1997 charge as a result of changes in estimates.

The year ended December 31, 1995, included a restructuring charge of $33,842 related to the shut-down of five facilities (two in Performance Chemicals, two in Oleochemicals & Derivatives and one in Polymer Chemicals). Four of the five facilities have been shut-down with the remaining facility scheduled to close in 1998.

The major components of the restructuring charges are as follows:

==============================================================================================
DESCRIPTION                                                1997           1996          1995
----------------------------------------------------------------------------------------------
Equipment expenditures                                    $10,321       $      -       $     -
Severance and related costs                                     -        104,456         1,900
Write-down of property, plant and equipment                    --         96,879        21,840
Environmental remediation and compliance                        -         53,298         2,090
Write-down of goodwill and intangibles                          -         40,000         1,856
Demolition costs                                                -         26,200         4,605
Other                                                       2,723         24,297         1,551
----------------------------------------------------------------------------------------------
                                                          $13,044       $345,130       $33,842
==============================================================================================

Included within severance and related costs are $35,047 and $13,443 of curtailment charges for pension and other postemployment benefits, respectively.

NOTE 3   DISPOSITIONS

1997 and 1996 dispositions relate to the Company's two restructuring initiatives and to discontinued operations. Further detail on these dispositions can be found in Note 2 and Note 19 of Notes to Financial Statements, respectively.

On June 30, 1995, the Company sold the operations of its Continental Carbon subsidiary to China Synthetic Rubber Corporation for $121,900, resulting in a gain of $27,073, or $.48 per common share. Continental Carbon manufactures carbon black which is used primarily in the tire and rubber industry.

On March 24, 1995, the Company sold the operations of its Battery Parts business to Acro Products, Inc. for $24,100, resulting in a gain of $5,918, or $.10 per common share. Battery Parts manufactures rubber and plastic battery containers, covers and parts and custom injection molded parts.

The operating results individually and in the aggregate of the 1995 dispositions were not significant to the consolidated results of operations.

WITCO CORPORATION AND SUBSIDIARY COMPANIES

(in thousands except per share data)
--------------------------------------------------------------------------------
NOTE 4   INVENTORIES

Inventories are classified as follows:
================================================================================
                                                            1997           1996
--------------------------------------------------------------------------------
Raw materials and supplies                              $ 72,528       $ 99,112
Finished goods                                           162,806        185,388
--------------------------------------------------------------------------------
                                                        $235,334       $284,500
================================================================================
Work in progress included above is not significant.

Inventories valued on a LIFO basis, at December 31, 1997 and 1996, amounted to $76,615 and $107,524, respectively. Inventories would have been $32,334 and $40,964 higher than reported at December 31, 1997 and 1996, respectively, if the FIFO method (which approximates current cost) had been used by the Company for all inventories.

NOTE 5   PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

================================================================================
                                                          1997             1996
--------------------------------------------------------------------------------
Land                                                $   32,089       $   34,597
Buildings and improvements                             170,115          172,695
Machinery, fixtures and equipment                    1,198,692        1,202,449
Assets under construction                              145,735           87,577
--------------------------------------------------------------------------------
                                                     1,546,631        1,497,318
Less accumulated depreciation                          766,241          761,926
--------------------------------------------------------------------------------
                                                    $  780,390       $  735,392
================================================================================

Depreciation expense, including amortization of assets under capital lease obligations, from continuing operations amounted to $86,789 (1997), $99,676
(1996), and $81,766 (1995).

At December 31, 1997 and 1996, buildings and improvements included approximately $12,500 and $14,500, respectively, related to an office/laboratory facility under a capital lease.

NOTE 6   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:
================================================================================
                                                            1997           1996
--------------------------------------------------------------------------------
Goodwill                                                $649,241       $660,853
Patents and licenses                                      62,515         59,912
Other                                                     67,566         66,593
--------------------------------------------------------------------------------
                                                         779,322        787,358
Less accumulated amortization                            157,703        133,625
--------------------------------------------------------------------------------
                                                        $621,619       $653,733
================================================================================

Amortization expense from continuing operations amounted to $24,083 (1997), $29,117 (1996), and $20,805 (1995).

NOTE 7   ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Components of accounts payable and other current liabilities consist of the following:

================================================================================
                                                            1997           1996
--------------------------------------------------------------------------------
Trade accounts payable                                  $238,212       $155,130
Other accruals                                           123,305        154,696
Payroll related liabilities                               70,870         39,713
Reserves for environmental remediation and compliance     37,372         68,776
Income taxes                                              21,944         19,347
Reserve for restructuring                                 19,528         46,244
Reserve for disposition of Lubricants Group                4,300         31,438
--------------------------------------------------------------------------------
                                                        $515,531       $515,344
================================================================================

WITCO CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO FINANCIAL STATEMENTS (in thousands except per share data)
--------------------------------------------------------------------------------
NOTE 8   INDEBTEDNESS

On March 31, 1997, the Company entered into a new five year revolving credit agreement totaling $500,000 with various banks, $10,000 of which was utilized at December 31, 1997. Borrowings on this facility are at various rate options to be determined at the time of borrowing. The facility contains covenants which are customary in agreements of this nature. The Company is required to pay a facility fee of .075% per year on the total commitment. On April 2, 1997, the Company's previously existing credit facility of $375,000 was terminated. The interest rates on domestic credit facility borrowings outstanding at December 31, 1997 and 1996, were 6.12% and 5.77%, respectively.

The Company has arrangements with various banks for lines of credit for its international subsidiaries aggregating $37,592, of which $1,374 was utilized at December 31, 1997. The weighted average interest rates on international credit facility borrowings outstanding at December 31, 1997 and 1996 were 16.7% and 4.33%, respectively.

Principal maturities of long-term debt including capital lease obligations through the year 2002 at December 31, 1997 are $41,460 (1998), $2,241 (1999),
$20,181 (2000), $14,863 (2001), and $2,403 (2002).

Following is a summary of long-term debt:
================================================================================
                                                             1997           1996
--------------------------------------------------------------------------------
6.125% notes due 2006                                    $150,000       $150,000
6.875% debentures due 2026                                150,000        150,000
6.60% notes due 2003                                      165,000        165,000
7.75% debentures due 2023                                 110,000        110,000
7.325% notes due 1998                                      40,136         46,242
6.47% bank loan due 2000                                   17,811         20,976
Capital lease obligation                                   12,509         14,449
6.30% bank loan due 2001                                   12,352         14,420
5.85% pollution control revenue bonds due 2023             10,000         10,000
8.20% bank loan due 2006                                    8,489          9,879
Industrial development revenue bond due 2014                8,500          8,500
Other                                                       1,764          2,723
--------------------------------------------------------------------------------
                                                          686,561        702,189
Less amounts included in notes and loans payable           41,460          1,369
--------------------------------------------------------------------------------
                                                         $645,101       $700,820
================================================================================

Following is a summary of interest from continuing operations:
================================================================================
                                                1997          1996          1995
--------------------------------------------------------------------------------
Interest expense                             $53,004       $69,334       $43,689
Capitalized interest                           2,413         1,503         1,429
--------------------------------------------------------------------------------
    Total interest incurred                  $55,417       $70,837       $45,118
--------------------------------------------------------------------------------
    Total interest payments                  $54,754       $62,593       $47,016
================================================================================

NOTE 9   SHAREHOLDERS' EQUITY

On March 2, 1995, the Board of Directors unanimously approved a Shareholder Rights Plan (the 'Plan'). The Plan was implemented by the issuance of one preferred stock purchase right for each share of common stock outstanding at the close of business on March 2, 1995, or issued thereafter until the rights become exercisable. Each right entitles the holder in certain events to purchase one-one thousandth of a share of participating preferred stock at a purchase price of $110 per share. Each one-one thousandth of a share of participating preferred stock is intended to represent the economic equivalent of one share of common stock. Under the Plan, 300 shares of participating cumulative preferred stock without par value have been authorized.

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

Each share of $2.65 Cumulative Convertible Preferred Stock is entitled to one vote and has a minimum liquidating preference of $66 per share. Each share is subject to redemption at the Company's option at $66 per share and is convertible into 16.8075 shares of the Company's common stock. At December 31, 1997, 103 shares of unissued common stock of the Company were reserved for issuance in accordance with the $2.65 Cumulative Convertible Preferred Stock.

WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS (in thousands except per share data)
--------------------------------------------------------------------------------
The Company has authorized 8,300 shares of series preferred stock, which, when issued, will have such rights, power, and preferences as shall be fixed by the Company's Board of Directors.

Quarterly dividends declared of $.28 per share on the Company's common stock amounted to $1.12 for 1997, 1996 and 1995.

Common and preferred stock transactions were as follows:

================================================================================
                                                 1997         1996         1995
--------------------------------------------------------------------------------
Convertible preferred stock
    Outstanding at beginning of year                6            7            7
    Conversions                                     -           (1)           -
--------------------------------------------------------------------------------
         Outstanding at end of year                 6            6            7
Common stock
    Issued at beginning of year                56,763       56,435       56,312
    Net shares issued under employee plans        705          263          122
    Conversions                                     6            6            1
    Restricted stock                               29           59            -
--------------------------------------------------------------------------------
         Issued at end of year                 57,503       56,763       56,435
Treasury stock
    In treasury at beginning of year                -            -          165
    Purchases of treasury stock                    35            -            -
    Net shares issued under employee plans         (1)           -         (159)
    Conversions                                     -            -           (6)
    Net shares issued as restricted stock         (19)           -            -
--------------------------------------------------------------------------------
         In treasury at end of year                15            -            -
================================================================================

NOTE 10   EARNINGS PER SHARE

The following is an illustration of the reconciliation of the numerators and denominators of basic and diluted EPS computations and other related disclosures required by SFAS No. 128.

===============================================================================================================================
                                                                                          1997           1996            1995
-------------------------------------------------------------------------------------------------------------------------------
NUMERATOR:
Income (loss) from continuing operations                                                 $90,078       $(247,174)      $100,346
Preferred stock dividends                                                                    (17)            (18)           (19)
-------------------------------------------------------------------------------------------------------------------------------
    Numerator for basic earnings per share -- income (loss) from continuing operations
    available to common shareholders                                                      90,061        (247,192)       100,327
Effect of dilutive securities:
    Preferred stock dividends                                                                 17              18             19
-------------------------------------------------------------------------------------------------------------------------------
    Numerator for diluted earnings per share -- income (loss) from continuing
    operations available to common shareholders after assumed conversions                $90,078       $(247,174)      $100,346
===============================================================================================================================
DENOMINATOR:
Denominator for basic earnings per share -- weighted-average shares                       57,130          56,591         56,312
Effect of dilutive securities:
    Employee stock options                                                                   735               -            227
    Cumulative convertible preferred stock                                                   106               -            117
    Restricted shares                                                                         71               -              -
-------------------------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                                                             912               -            344
-------------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share -- adjusted weighted-average shares and
  assumed conversions                                                                     58,042          56,591         56,656
===============================================================================================================================
Basic earnings per share                                                                 $  1.58       $   (4.37)      $   1.78
===============================================================================================================================
Diluted earnings per share                                                               $  1.55       $   (4.37)      $   1.77
===============================================================================================================================

WITCO CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO FINANCIAL STATEMENTS (in thousands except per share data)
--------------------------------------------------------------------------------
Options to purchase 89 shares at prices ranging from $39.94 to $46.81 per share, and 756 shares at $31.75 per share were outstanding as of December 31, 1997 and 1995, respectively, but were not included in the computation of diluted earnings per share since the options exercise price was greater than the average market price of the common shares creating an antidilutive effect. Due to the antidilutive impact of the Company's 1996 loss from continuing operations, the impact of both options to purchase approximately 2,529 shares of common stock and the conversion of 18 shares of convertible preferred stock have not been included in the computation of diluted earnings per share.

NOTE 11   STOCK BASED COMPENSATION PLANS

The Company has fixed option plans for certain employees. Under the 1992 Incentive Stock Option Plan, the Company may grant options to its employees for up to 184 and 161 shares of common stock at December 31, 1997 and 1996, respectively. Under the 1995 Incentive Stock Option Plan, the Company may grant options to its employees for up to 477 and 1,183 shares of common stock at December 31, 1997 and 1996, respectively. Under the 1997 Incentive Stock Option Plan, the Company may grant options to its employees for up to 1,828 shares of common stock at December 31, 1997. These plans provide that shares granted come from the Company's authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant.

These options are exercisable in installments within a period not to exceed ten years from the date of grant. The options outstanding at December 31, 1997 and 1996, expire on various dates through December 2007. At December 31, 1997 and 1996, unissued common stock of the Company reserved for issuance in accordance with the stock option plans are 7,921 and 5,627 shares, respectively.

In 1997, shareholders approved a Shareholder Value Incentive Plan (the 'SVIP') under which 200 shares of convertible preferred stock may be issued to selected officers and employees. Each share of preferred stock is convertible into common stock at a ten to one ratio if certain performance criteria are achieved by March 4, 2002. In 1997, the Company granted rights to certain officers and employees for 171 shares of convertible preferred stock having no par value under the SVIP.

The Company has elected to follow Accounting Principals Board Opinion (APB) No. 25 'Accounting for Stock Issued to Employees' and related interpretations in accounting for its employee stock options. Under APB No. 25, the Company does not recognize compensation expense when the exercise price of the options granted is equal to the market value of the Company's common stock at the date of grant. Statement of Financial Accounting Standard No. 123 'Accounting for Stock Based Compensation' (SFAS No. 123) requires the Company to disclose the pro forma impact on net income (loss) and earnings (loss) per share as if compensation expense associated with employee stock options had been calculated under the fair value method of SFAS No. 123 for employee stock options granted subsequent to December 31, 1994.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively; dividend yield of 3%, 4% and 4%; expected volatility of .245, .214 and .215; risk-free interest rates of 5.9%, 6.1% and 6.05%; and weighted-average expected lives of 2.1, 5.5 and 6.5 years.

The Company's net income (loss) and net income (loss) per common share have been adjusted to the pro forma amounts indicated below. These pro forma effects may not be representative of the effects on future years because of the subjective assumptions used in the fair value estimate calculated under the Black-Scholes model and that new grants are generally made each year.

==========================================================================================
                                                     1997           1996            1995
------------------------------------------------------------------------------------------
Net income (loss)              As reported          $94,877       $(315,087)      $104,445
                               Pro forma            $87,754       $(317,658)      $104,105
Net income (loss) per common   As reported          $  1.66       $   (5.57)      $   1.85
    share -- basic             Pro forma            $  1.54       $   (5.61)      $   1.85
Net income (loss) per common   As reported          $  1.63       $   (5.57)      $   1.84
    share -- diluted           Pro forma            $  1.51       $   (5.61)      $   1.84
==========================================================================================

Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999 since certain options granted prior to January 1, 1995, vest over five years.

WITCO CORPORATION AND SUBSIDIARY COMPANIES

(in thousands except per share data)
--------------------------------------------------------------------------------
A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                           1997                       1996                       1995
=============================================================================================================================
                                                              WEIGHTED-               Weighted-                  Weighted-
                                                               AVERAGE                  Average                    Average
                                                              EXERCISE                 Exercise                   Exercise
                                                   SHARES        PRICE       Shares       Price         Shares       Price
-----------------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year             4,283         $30          2,619         $28          2,054         $27
Granted                                            1,995          37          2,182          33            879          28
Exercised                                           (705)         28           (267)         25           (300)         20
Forfeited                                           (141)         33           (251)         30            (14)         29
-----------------------------------------------------------------------------------------------------------------------------
Options outstanding, end of year                   5,432         $33          4,283         $30          2,619         $28
Options exercisable at end of year                 2,094         $30          1,827         $29            808         $27
Weighted-average fair value of options granted
  during the year                                  $6.12                      $6.35                      $5.66
=============================================================================================================================

=============================================================================================================================
                                         Options Outstanding                                   Options Exercisable
-----------------------------------------------------------------------------------------------------------------------------

                           Number             Weighted-                                     Number
                   Outstanding at               Average             Weighted-       Exercisable at               Weighted-
        Range of     December 31,             Remaining      Average Exercise         December 31,        Average Exercise
 Exercise Prices             1997      Contractual Life                 Price                 1997                   Price
----------------   ------------------------------------------------------------    ------------------------------------------
$21.38 to $33.25          3,516               7.9 years                   $31                2,086                    $30
$35.13 to $46.81          1,916               9.9 years                   $37                    8                    $37
----------------   -----------------                                                     ------------
                          5,432                                                              2,094
=============================================================================================================================

In 1997 and 1996, restricted stock awards were granted to two key employees pursuant to certain employment agreements between the Company and such employees. In 1997, two restricted common stock awards totaling 29 shares were granted and will vest over time through 1999. In 1996, an award of 19 shares of restricted common stock was granted and will vest over time through 1998. As of December 31, 1997, 17 shares have vested for these awards.

In 1996, two additional restricted common stock awards totaling 40 shares were granted and will vest if certain performance-based criteria are met. Unless these performance criteria are met, these restricted stock awards shall terminate on either September 9, 2001, or June 13, 2002, according to the terms of the awards. As of December 31, 1997, 13 shares have vested for these awards.

The weighted-average fair value of the restricted stock on the date of grant is $36 and $32 with a weighted-average remaining contractual life of 1.4 and 4.6 years for 1997 and 1996, respectively.

NOTE 12   OTHER EXPENSE (INCOME) -- NET

The components of other expense (income) -- net from continuing operations are as follows:

===============================================================================================
                                                              1997          1996           1995
-----------------------------------------------------------------------------------------------
Amortization of intangibles                                $24,083       $29,117       $ 20,805
Provision for litigation                                         -        34,733              -
Provision for environmental remediation and compliance           -        30,077         13,800
Settlements with certain of the company's insurers            (950)       (4,316)       (55,149)
Gain on disposition of businesses                           (2,007)            -        (54,079)
Other -- net                                                (3,296)       (1,211)        (2,375)
-----------------------------------------------------------------------------------------------
                                                           $17,830       $88,400       $(76,998)
===============================================================================================

WITCO CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO FINANCIAL STATEMENTS (in thousands except per share data)
--------------------------------------------------------------------------------
NOTE 13   INCOME TAXES

The components of income (loss) from continuing operations before income taxes and cumulative effect of accounting change are:
===============================================================================
                                            1997           1996            1995
-------------------------------------------------------------------------------
Domestic                                $ 63,461       $(335,609)      $113,308
Foreign                                   89,238           9,800         55,832
-------------------------------------------------------------------------------
                                        $152,699       $(325,809)      $169,140
===============================================================================

The provision for income taxes (benefit) from continuing operations consists of the following:

===============================================================================
                                              1997           1996          1995
-------------------------------------------------------------------------------
Current
    Federal                               $(13,486)      $(14,514)      $49,675
    State                                   (2,633)           735         8,336
    Foreign                                 32,779         38,564        16,004
Deferred
    Federal                                 35,737        (85,750)       (6,361)
    State                                    5,636        (11,771)         (800)
    Foreign                                  4,588         (5,699)        2,588
Investment tax credit amortization               -           (200)         (648)
-------------------------------------------------------------------------------
                                          $ 62,621       $(78,635)      $68,794
===============================================================================

The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

=============================================================================================
                                                            1997           1996          1995
---------------------------------------------------------------------------------------------
Statutory federal income tax rate                           35.0%         (35.0)%        35.0%
Foreign rate differences                                     4.0            8.1             -
Non-deductible goodwill amortization                         3.1            1.8           1.1
State income taxes -- net                                    2.0           (3.4)          4.5
Research and development tax credits                        (2.0)             -             -
Foreign sales corporation                                   (1.8)             -             -
Non-deductible goodwill and intangibles write-down             -            3.9             -
Other                                                        0.7            0.5           0.1
---------------------------------------------------------------------------------------------
                                                            41.0%         (24.1)%        40.7%
=============================================================================================

The components of deferred income taxes are as follows:

====================================================================================
                                                                1997           1996
------------------------------------------------------------------------------------
Current deferred tax (assets) liabilities:
    Reserve for environmental remediation and compliance    $(13,264)      $(27,339)
    Accrual items                                            (18,362)       (19,698)
    Inventories                                                8,472          3,905
    Reserve for disposition of Lubricants Group               (1,683)       (12,260)
    Other -- net                                             (22,199)       (37,098)
------------------------------------------------------------------------------------
                                                            $(47,036)      $(92,490)
====================================================================================
Non-current deferred tax (assets) liabilities:
    Depreciation                                            $108,505       $110,396
    Reserve for environmental remediation and compliance     (56,572)       (56,734)
    Postretirement benefits other than pensions              (22,865)       (20,469)
    Net operating loss carry forward                         (21,684)       (21,239)
    Excess foreign tax credits                                (9,500)             -
Other -- net                                                  (4,865)       (28,392)
------------------------------------------------------------------------------------
                                                            $ (6,981)      $(16,438)
====================================================================================

No federal or state income taxes have been provided on approximately $182,000 of unremitted earnings of the Company's international subsidiaries at December 31, 1997. Based on the expected ability to utilize resulting foreign tax credits, no significant tax charges would result if these earnings were repatriated to the United States.

WITCO CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO FINANCIAL STATEMENTS (in thousands except per share data)
--------------------------------------------------------------------------------
At December 31, 1997, non-current deferred tax assets include $21,684 (recorded in connection with purchase accounting associated with the acquisition of OrganoSilicones, formerly OSi Specialties) for a net operating loss carry forward and $9,500 for excess foreign tax credits. The Company has concluded that it is more likely than not that the net operating loss carry forward will be used based upon continued profitability combined with the income generated from existing taxable temporary differences; and that excess foreign tax credits will be utilized based upon the generation of domestic and foreign source income.

The Company's federal net operating losses of approximately $55,500 are subject to certain limitations and expire as follows: $8,300 (2008), $32,200 (2009), and $15,000 (2010). The Company's excess foreign tax credits of approximately $9,500 expire in 2002.

Cash payments for income taxes amounted to $11,852 (1997), $24,716 (1996), and $59,509 (1995).

NOTE 14   PENSION PLANS

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

Net pension cost includes the following components:

================================================================================================================================
                                                     1997                         1996                         1995
--------------------------------------------------------------------------------------------------------------------------------
                                             DOMESTIC    INTERNATIONAL    Domestic    International    Domestic    International
--------------------------------------------------------------------------------------------------------------------------------
Service cost for benefits earned during
  the period                                 $  9,015       $ 5,090       $ 10,456       $ 4,600       $  6,561       $ 3,823
Interest cost on the projected benefit
  obligation                                   29,037         7,615         25,997         7,154         24,337         6,478
Actual gain on plan assets                    (57,292)       (7,689)       (39,145)       (1,046)       (63,453)       (7,486)
Net amortization and deferral                  24,718         4,146          9,883        (2,745)        35,206         4,180
Curtailment loss                                    -             -         44,547             -              -             -
--------------------------------------------------------------------------------------------------------------------------------
Total pension cost                              5,478         9,162         51,738         7,963          2,651         6,995

Multi-employer plans                              559             -            473             -            411             -
Other international plans                           -           221              -            68              -            73
--------------------------------------------------------------------------------------------------------------------------------
Net pension cost                                6,037         9,383         52,211         8,031          3,062         7,068

Less pension cost of discontinued
  operations                                       70             -         10,292             -             15             -
--------------------------------------------------------------------------------------------------------------------------------
Net pension cost from continuing
  operations                                 $  5,967       $ 9,383       $ 41,919       $ 8,031       $  3,047       $ 7,068
================================================================================================================================

The domestic curtailment loss of $44,547 in 1996 is reflected in the Consolidated Statement of Operations as follows: $35,047 is included in the restructuring charge and $9,500 is included in Loss from Discontinued Operations.

The weighted-average assumptions used to calculate costs were as follows:

================================================================================================================================
                                                       1997                         1996                         1995
--------------------------------------------------------------------------------------------------------------------------------
                                             DOMESTIC    INTERNATIONAL    Domestic    International    Domestic    International
--------------------------------------------------------------------------------------------------------------------------------
Discount rate                                     7.5%         6.7%            7.0%         7.0%            8.5%         7.1%
Rate of increase in compensation level            4.5%         4.0%            4.5%         4.3%            4.5%         4.3%
Expected long-term rate of return on
  assets                                         10.0%         7.5%           10.0%         7.9%           10.0%         8.0%
================================================================================================================================

In 1997, the discount rate used to calculate domestic pension cost was changed from 7.0% in 1996 to 7.5% in 1997 which decreased pension cost by approximately $2,500.

WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS (in thousands except per share data)
--------------------------------------------------------------------------------
The funded status and amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1997 and 1996, for the domestic plans were as follows:

============================================================================================================================
                                                                      1997                                1996
----------------------------------------------------------------------------------------------------------------------------
                                                                PLANS IN WHICH:                     Plans in which:
----------------------------------------------------------------------------------------------------------------------------
                                                      ASSETS EXCEED       ACCUMULATED     Assets Exceed       Accumulated
                                                        ACCUMULATED   BENEFITS EXCEED       Accumulated   Benefits Exceed
                                                           BENEFITS            ASSETS          Benefits            Assets
----------------------------------------------------------------------------------------------------------------------------
Actuarial present value of:
    Vested benefits                                       $(306,647)        $ (63,964)        $(267,946)        $ (82,112)
    Nonvested benefits                                       (5,581)          (10,728)           (4,995)          (10,341)
----------------------------------------------------------------------------------------------------------------------------
         Accumulated benefit obligation                    (312,228)          (74,692)         (272,941)          (92,453)
Effect of anticipated future compensation levels            (14,216)          (24,634)           (9,713)          (18,224)
----------------------------------------------------------------------------------------------------------------------------
        Projected benefit obligation                       (326,444)          (99,326)         (282,654)         (110,677)
Plan assets at fair value                                   347,369            37,906           294,264            49,756
----------------------------------------------------------------------------------------------------------------------------
        Plan assets in excess of (less than) projected
          benefit obligation                                 20,925           (61,420)           11,610           (60,921)
Unrecognized prior service cost                               9,744             5,402            10,764             6,205
Unrecognized net transition (asset) obligation               (5,894)              403            (8,522)              286
Unrecognized net loss                                         8,603            12,214            13,530            12,396
Adjustment required to recognize minimum liability                -            (8,466)                -           (13,395)
----------------------------------------------------------------------------------------------------------------------------
        Noncurrent pension asset (liability)              $  33,378         $ (51,867)        $  27,382         $ (55,429)
============================================================================================================================

The assumptions used to calculate December 31, 1997 and 1996, obligations for domestic plans were as follows:
================================================================================
                                                               1997         1996
--------------------------------------------------------------------------------
Discount rate                                                 7.25%         7.5%
Rate of increase in compensation level                        4.50%         4.5%
================================================================================

The revised domestic discount rate of 7.25% resulted in an increase of approximately $15,629 and $11,354 in the 1997 projected and accumulated benefit obligation, respectively.

The funded status and amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1997 and 1996, for the international plans were as follows:

============================================================================================================================
                                                                      1997                                1996
----------------------------------------------------------------------------------------------------------------------------
                                                                PLANS IN WHICH:                     Plans in which:
----------------------------------------------------------------------------------------------------------------------------
                                                      ASSETS EXCEED       ACCUMULATED     Assets Exceed       Accumulated
                                                        ACCUMULATED   BENEFITS EXCEED       Accumulated    enefits Exceed
                                                           BENEFITS            ASSETS          Benefits            Assets
----------------------------------------------------------------------------------------------------------------------------
Actuarial present value of:
    Vested benefits                                       $ (29,926)        $ (48,540)        $ (34,802)        $ (46,579)
    Nonvested benefits                                       (1,500)          (10,139)           (1,717)           (8,366)
----------------------------------------------------------------------------------------------------------------------------
         Accumulated benefit obligation                     (31,426)          (58,679)          (36,519)          (54,945)
Effect of anticipated future compensation levels             (6,671)          (22,596)           (7,065)          (23,822)
----------------------------------------------------------------------------------------------------------------------------
         Projected benefit obligation                       (38,097)          (81,275)          (43,584)          (78,767)
Plan assets at fair value                                    43,690             5,935            48,819               196
----------------------------------------------------------------------------------------------------------------------------
         Plan assets in excess of (less than) projected
           benefit obligation                                 5,593           (75,340)            5,235           (78,571)
Unrecognized prior service cost                               2,739             2,605             1,309                14
Unrecognized net transition (asset) obligation               (4,501)            2,074            (5,473)            2,711
Unrecognized net loss (gain)                                 (1,822)            4,005             1,963             5,915
----------------------------------------------------------------------------------------------------------------------------
    Noncurrent pension asset (liability)                  $   2,009         $ (66,656)        $   3,034         $ (69,931)
============================================================================================================================

The assumptions used to calculate December 31, 1997 and 1996, obligations for international plans were as follows:
================================================================================
                                                               1997         1996
--------------------------------------------------------------------------------
Discount rate                                                  6.6%         6.6%
Rate of increase in compensation level                         3.8%         3.9%
================================================================================

WITCO CORPORATION AND SUBSIDIARY COMPANIES
(in thousands except per share data)
--------------------------------------------------------------------------------
The Company sponsors a defined contribution savings plan, the Witco Corporation Employee Retirement Savings Plan, which is organized under sections 401(k) and 401(a) of the Internal Revenue Code. The Plan allows salary and hourly non-bargaining employees to contribute up to a maximum of 15% of their base pay with the Company providing a matching contribution of fifty cents for each dollar up to 6%. In addition, the Company sponsors the OSi Specialties, Inc. 401(k) Savings and Investment Plan which covers all full time employees of OSi. The Plan allows employees to contribute a maximum of 17.5% of eligible compensation and the Company provides a matching contribution of 50% up to 7.5%. The Plans permit employees to make contributions on both a pre-tax and after-tax basis. Participants are immediately vested in their contributions and become fully vested in the matching contribution upon meeting certain service requirements. Union employees' participation, provisions, contributions and employer match are based upon terms of their respective collective bargaining agreement.

The Company's matching contributions were $3,400 (1997), $4,200 (1996) and $3,900 (1995).

NOTE 15 POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

Postretirement benefit obligations at December 31, 1997 and 1996, are as follows:

============================================================================================
                                                                          1997          1996
--------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
    Retirees                                                          $ 43,394       $31,308
    Active plan participants fully eligible for benefits                18,947        20,076
    Other active plan participants                                       7,886         7,362
--------------------------------------------------------------------------------------------
         Total accumulated postretirement benefit obligation            70,227        58,746
Unrecognized net (loss)                                                (10,889)         (262)
--------------------------------------------------------------------------------------------
    Noncurrent postretirement benefit liability                       $ 59,338       $58,484
============================================================================================

Net periodic postretirement benefit costs include the following components:

=============================================================================================
                                                              1997          1996         1995
---------------------------------------------------------------------------------------------
Service cost of benefits earned                             $  553       $   637       $  486
Interest cost on accumulated postretirement benefits         3,948         3,082        2,938
Curtailment loss                                                 -        13,443            -
Net amortization                                                53            21         (747)
---------------------------------------------------------------------------------------------
    Net periodic postretirement benefit costs               $4,554       $17,183       $2,677
=============================================================================================

For measuring the expected postretirement benefit obligation, a 5.75% and 7% annual rate of increase in the per capita claims cost was assumed for 1997 and 1996, respectively. The rate was assumed to decrease by 1% per year to 4.75% in 1999 and remain at that level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for 1997 and 7.5% for 1996. The discount rates used in determining the net periodic postretirement benefit costs were 7.5% (1997), 7% (1996) and 8.3% (1995). In 1996, a curtailment charge of $13,443 was recognized in connection with the 1996 restructuring plan.

The effect of a 1% increase in the health care cost trend rate would increase the present value of the accumulated postretirement benefit obligation at December 31, 1997, by approximately $7,100 and the net periodic postretirement benefit cost for 1997 by approximately $600.

Certain union employees of the Company participate in multi-employer plans that provide defined postretirement health and life insurance benefits. The net periodic postretirement benefit cost for these employees is not distinguishable. The Company's costs associated with these plans on a cash basis is not significant.

WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS (in thousands except per share data)
--------------------------------------------------------------------------------
NOTE 16 FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward and swap contracts to hedge the effect of foreign currency fluctuations on the financial statements.

The Company purchases foreign currency forward contracts that are designated and effective as hedges of recorded transactions (principally foreign currency trade receivables and payables) which otherwise would expose the Company to foreign currency risk. Realized and unrealized gains and losses on foreign currency forward contracts (including open, matured and terminated contracts) that are designated and effective as hedges of recorded transactions are recognized in earnings and offset the impact of valuing recorded foreign currency trade payables and receivables. Unrealized gains or losses are cumulatively measured as the differential between the spot exchange rate at the contract's inception and the spot exchange rate as of the balance sheet date. Discounts or premiums (the difference between the current spot exchange rate and the contract exchange rate at the inception of the contract) on foreign currency forward contracts designated and effective as hedges of recorded transactions are amortized over the respective contract's lives. Realized and unrealized gains and losses on foreign currency forward contracts that are not designated and effective as hedges are included in income as other expenses (income) -- net. The net asset or liability representing the fair value of open positions are included in accounts and notes receivables on the Consolidated Balance Sheet.

The Company uses foreign currency swap contracts that are designed to reduce its exposure to foreign currency risk from its net investment (including long-term intercompany loans) in its international subsidiaries. For foreign currency swap contracts that are designated and effective as hedges, realized and unrealized gains and losses (including those from open, matured and terminated contracts), net of related taxes, are included in the cumulative translation adjustment account in shareholders equity (the deferral accounting method). Discounts or premiums are amortized over the respective contract lives. The related amounts due to or from counterparties are included in deferred costs and other assets on the Consolidated Balance Sheet.

At December 31, 1997 and 1996, the Company had outstanding foreign currency swap contracts with aggregate notional amounts of approximately $247,000 and $253,000 respectively, to hedge its foreign net investments. The swap contracts are primarily in German marks and French francs, which expire in March 2003 and May 1998, respectively.

At December 31, 1997 and 1996, the Company had outstanding foreign currency forward contracts with aggregate notional amounts of approximately $287,000 and $137,000 respectively, to hedge foreign currency risk on accounts receivable and payable. These forward contracts are generally outstanding for 30 to 90 days and are primarily denominated in German marks, Italian lire, Swiss and French francs, and British pounds.

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

LONG-TERM DEBT: The fair value for the 6.60% and the 6.125% Notes in addition to the 7.75% and the 6.875% Debentures were based on quoted market values. For all other long-term debt which have no quoted market price, the fair value is estimated by discounting projected future cash flows using the Company's incremental borrowing rate.

FOREIGN CURRENCY FORWARD AND SWAP CONTRACTS: The fair value is the amount at which the contracts could be settled based on quotes provided by investment banking firms.

FAIR VALUES OF FINANCIAL INSTRUMENTS: The following table presents the carrying amounts and estimated fair values of material financial instruments used by the Company in the normal course of its business.

WITCO CORPORATION AND SUBSIDIARY COMPANIES
(in thousands except per share data)

                                                                                             1997         1996
-------------------------------------------------------------------------------------------------------------------------------
                                                                        CARRYING                      Carrying
                                                                          AMOUNT       FAIR VALUE       Amount      Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                               $ 96,383         $ 96,383     $ 59,201        $ 59,201
Notes receivable                                                        $ 21,008         $ 20,987     $ 24,422        $ 24,449
Long-term debt                                                          $645,101         $650,389     $700,820        $666,847
Off-balance sheet financial instruments:
    Unrealized loss on foreign currency forward and swap contracts       $    --         $   (843)    $    --         $(35,775)
================================================================================================================================

NOTE 17 COMMITMENTS AND CONTINGENCIES

OPERATING LEASES: At December 31, 1997, minimum rental commitments related to continuing operations under noncancelable operating leases amounted to $18,848
(1998), $16,501 (1999), $13,182 (2000), $11,634 (2001), $11,193 (2002), and
$92,159 (2003 and thereafter).

Rental expenses under operating leases from continuing operations were $19,549
(1997), $22,725 (1996) and $16,597 (1995).

CAPITAL LEASE: The Company has a capital lease for an office/laboratory facility located in Meyrin, Switzerland. The lease contains purchase options and expires in 2007.

Future minimum lease payments at December 31, 1997, were as follows:

================================================================================
1998                                                                    $ 1,809
1999                                                                      1,809
2000                                                                      1,809
2001                                                                      1,809
2002                                                                      1,809
2003 and thereafter                                                       9,047
-------------------------------------------------------------------------------
    Total minimum lease payments                                         18,092
Amounts representing interest                                            (5,583)
-------------------------------------------------------------------------------
    Present value of net minimum lease payments                          12,509
Current portion                                                            (864)
-------------------------------------------------------------------------------
    Long-term obligation                                                $11,645
================================================================================

The lease contains a sublease agreement for one-third of the facility over the length of the lease with the lessee providing a pro rata share of the minimum lease payments.

CAPITAL COMMITMENTS: At December 31, 1997, the estimated costs to complete authorized projects under construction related to continuing operations amounts to $225,965.

LITIGATION, CLAIMS AND CONTINGENCIES: The Company is a potentially responsible party ('PRP') or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the Company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of December 31, 1997, the Company was a PRP, or a defendant, in connection with 59 sites at which it is likely to incur environmental response costs as a result of actions brought against the Company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ('CERCLA'), the federal Resource Conservation and Recovery Act ('RCRA') or similar state or local laws. With 22 exceptions, all of these sites involve one or more other PRPs, and in most cases there are numerous other PRPs in addition to the Company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

WITCO CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS (in thousands except per share data)
--------------------------------------------------------------------------------
At December 31, 1997 and 1996, the Company's reserves for environmental remediation and compliance costs (including $55,309 at December 31, 1997 and $64,224 at December 31, 1996, of both current and long-term environmental liabilities for the Lubricants Group and $64,716 at December 31, 1997 and $77,649 at December 31, 1996, of both current and long-term environmental liabilities for plants to be either sold or closed) amounted to $186,587 and $219,697, respectively, reflecting the Company's estimate of the costs to be incurred over an extended period of time in respect of those matters which are reasonably estimable. At December 31, 1997 and 1996, $149,215 and $150,921, respectively, of the reserves are included in Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. At December 31, 1997, the Company had letters of credit outstanding of approximately $31,500 primarily related to environmental remediation commitments. The Company believes it has provided adequate reserves for these commitments.

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

The Company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position or liquidity. However, the Company's operating results or cash flow could be materially affected in future periods by the resolution of these contingencies.

NOTE 18 OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

Effective January 1, 1997, the Company realigned its business segments into four groups. Prior year amounts have been reclassified to conform with the current year presentation. The following is a summary of the Company's operations by industry segment and geographic area:

================================================================================================================================
                                                                                       1997             1996             1995
--------------------------------------------------------------------------------------------------------------------------------
Net Sales
    Oleochemicals & derivatives                                                     $  413,268       $  424,718       $  429,025
    Performance chemicals                                                              781,782          844,651          817,923
    Polymer chemicals                                                                  519,835          533,948          536,491
    OrganoSilicones                                                                    472,517          447,929          101,312
    Other                                                                                   --           12,081          100,326
--------------------------------------------------------------------------------------------------------------------------------
         Net sales                                                                  $2,187,402       $2,263,327       $1,985,077
--------------------------------------------------------------------------------------------------------------------------------
Operating income
    Oleochemicals & derivatives                                                     $   21,597       $    5,041       $    4,495
    Performance chemicals                                                               69,923         (202,175)          62,863
    Polymer chemicals                                                                   72,721            1,285           32,271
    OrganoSilicones                                                                     72,634           58,351            7,385
    Corporate and unallocated                                                          (31,876)        (124,560)          94,236
--------------------------------------------------------------------------------------------------------------------------------
         Operating income (loss) from continuing operations                            204,999         (262,058)         201,250
--------------------------------------------------------------------------------------------------------------------------------
Other expense -- net                                                                    (4,029)          (3,531)          (3,525)
Interest expense -- net                                                                (48,271)         (60,220)         (28,585)
--------------------------------------------------------------------------------------------------------------------------------
         Income (loss) from continuing operations before income taxes and
           cumulative effect of accounting change                                   $  152,699       $ (325,809)      $  169,140
--------------------------------------------------------------------------------------------------------------------------------
Assets
    Oleochemicals & derivatives                                                     $  373,011       $  352,184       $  377,586
    Performance chemicals                                                              397,299          400,702          481,739
    Polymer chemicals                                                                  347,025          372,052          458,698
    OrganoSilicones                                                                    942,454          962,319          966,501
    Net assets of discontinued operations                                                   --           59,740          170,426
    Corporate                                                                          237,863          244,708          295,654
--------------------------------------------------------------------------------------------------------------------------------
         Assets                                                                     $2,297,652       $2,391,705       $2,750,604
================================================================================================================================

WITCO CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO FINANCIAL STATEMENTS (in thousands except per share data)
--------------------------------------------------------------------------------
The following tables present a reconciliation of operating income (loss) from continuing operations on a segment basis detailing unusual or infrequently occurring items which affect comparability between years:
--------------------------------------------------------------------------------

==============================================================================================================================
                                                                           1997
------------------------------------------------------------------------------------------------------------------------------
                             OLEOCHEMICALS       PERFORMANCE        POLYMER         ORGANO-        CORPORATE &
                             & DERIVATIVES        CHEMICALS        CHEMICALS       SILICONES       UNALLOCATED        TOTAL
------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)
  from continuing
  operations excluding
  non-recurring items           $18,909           $  79,841         $75,026         $72,652         $ (31,342)       $215,086
Restructuring charges              (612)            (10,007)           (923)            (18)           (1,484)        (13,044)
Insurance settlements                 -                   -               -               -               950             950
Gain (loss) on disposition
  of businesses                   3,300                  89          (1,382)              -                 -           2,007
------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)
  from continuing
  operations                    $21,597           $  69,923         $72,721         $72,634         $ (31,876)       $204,999
==============================================================================================================================
==============================================================================================================================
                                                                          1996
------------------------------------------------------------------------------------------------------------------------------
                            Oleochemicals       Performance        Polymer         Organo-        Corporate &
                            & Derivatives        Chemicals        Chemicals       Silicones       Unallocated         Total
------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)
  from continuing
  operations excluding
  non-recurring items         $  16,457          $  69,217        $ 51,890         $58,351         $ (26,173)       $ 169,742
Restructuring charges           (10,724)          (237,853)        (43,178 )             -           (53,375)        (345,130)
Other charges                      (692)           (33,539)         (7,427 )             -           (49,328)         (90,986)
Insurance settlements                 -                  -               -               -             4,316            4,316
------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)
  from continuing
  operations                  $   5,041          $(202,175)       $  1,285         $58,351         $(124,560)       $(262,058)
==============================================================================================================================
==============================================================================================================================
                                                                           1995
------------------------------------------------------------------------------------------------------------------------------
                             Oleochemicals       Performance        Polymer         Organo-        Corporate &
                             & Derivatives        Chemicals        Chemicals       Silicones       Unallocated        Total
------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)
  from continuing
  operations excluding
  non-recurring items          $  14,729          $  80,467        $ 49,199         $ 7,385         $  (7,816)       $143,964
Restructuring charges            (10,234)           (17,204)         (5,028 )             -            (1,376)        (33,842)
Other charges                          -               (400)        (11,900 )             -            (5,800)        (18,100)
Insurance settlements                  -                  -               -               -            55,149          55,149
Gain on disposition of
  businesses                           -                  -               -               -            54,079          54,079
------------------------------------------------------------------------------------------------------------------------------
Operating income from
  continuing operations        $   4,495          $  62,863        $ 32,271         $ 7,385         $  94,236        $201,250
==============================================================================================================================

WITCO CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO FINANCIAL STATEMENTS (in thousands except per share data)
--------------------------------------------------------------------------------

                                                                          1997             1996             1995
------------------------------------------------------------------------------------------------------------------
Depreciation and amortization
    Oleochemicals & derivatives                                      $   23,819       $   24,092       $   24,693
    Performance chemicals                                                19,971           34,469           34,461
    Polymer chemicals                                                    22,685           27,425           26,958
    OrganoSilicones                                                      36,980           37,865            9,439
    Corporate                                                             7,417            4,942            7,020
------------------------------------------------------------------------------------------------------------------
         Depreciation and amortization from continuing operations    $  110,872       $  128,793       $  102,571
------------------------------------------------------------------------------------------------------------------
Capital expenditures (exclusive of acquisitions)
    Oleochemicals & derivatives                                      $   37,244       $   27,928       $   18,165
    Performance chemicals                                                57,304           36,549           34,601
    Polymer chemicals                                                    52,527           25,077           15,885
    OrganoSilicones                                                      23,482           40,477           12,400
    Discontinued operations                                                   -           11,844           17,209
    Corporate                                                            31,052           19,288           17,585
------------------------------------------------------------------------------------------------------------------
         Capital expenditures                                        $  201,609       $  161,163       $  115,845
------------------------------------------------------------------------------------------------------------------
Net sales
    United States                                                    $1,415,953       $1,450,996       $1,247,287
    Western Europe                                                      748,413          775,078          662,099
    Other international                                                 214,485          217,447          163,636
    Inter-area elimination                                             (191,449)        (180,194)         (87,945)
------------------------------------------------------------------------------------------------------------------
         Net sales                                                   $2,187,402       $2,263,327       $1,985,077
------------------------------------------------------------------------------------------------------------------
Operating income
    United States                                                    $  101,471       $ (280,774)      $  131,604
    Western Europe                                                       94,093           22,153           55,324
    Other international                                                   9,435           (3,437)          14,322
------------------------------------------------------------------------------------------------------------------
         Operating income (loss) from continuing operations          $  204,999       $ (262,058)      $  201,250
------------------------------------------------------------------------------------------------------------------
Assets
    United States                                                    $1,554,720       $1,580,470       $1,491,188
    Western Europe                                                      615,953          640,265          884,139
    Other international                                                 126,979          111,230          204,851
    Net assets of discontinued operations (United States)                     -           59,740          170,426
------------------------------------------------------------------------------------------------------------------
         Assets                                                      $2,297,652       $2,391,705       $2,750,604
==================================================================================================================

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

In 1997, corporate and unallocated included charges of $1,485 related to restructuring charges and gains of $950 as a result of settlements with certain of the Company's insurers, net of related legal and other costs.

In 1996, corporate and unallocated included charges of $53,375 related to a restructuring of the Company's operations and $49,328 of non-recurring items related to provisions for litigation and other matters.

In 1995, corporate and unallocated included income of $55,149 as a result of settlements with certain of the Company's insurers, net of related legal and other costs, in addition to a $54,079 gain on disposition of businesses.

Foreign currency translation and transaction gains and losses included in net income are not significant.

OrganoSilicones purchases, in the aggregate, approximately 40% of its raw materials from Dow Corning Corporation and Union Carbide Corporation under various long-term agreements, which expire at various times through 2000.

WITCO CORPORATION AND SUBSIDIARY COMPANIES

(in thousands except per share data)
--------------------------------------------------------------------------------


NOTE 19   DISCONTINUED OPERATIONS

On September 11, 1995, the Company announced its intention to divest its Lubricants Group. These operations are reflected as discontinued operations for all periods presented in the Company's statements of operations. Net sales for discontinued operations amounted to $53,225 (1997), $332,930 (1996) and $373,363
(1995). During 1997, the Company recorded an adjustment of $9,990, or $.17 per common share, reducing the estimated net loss on disposal of $68,253, or $1.21 per common share, recorded in 1996 associated with the divestiture of the Lubricants Group. The adjustment is primarily the result of revised estimates from the sale of the various Lubricants businesses.

On July 18, 1997, the Company completed the Lubricant's Group divestiture with the sale of the Golden Bear Division to Golden Bear Acquisition Corporation for approximately $50,000.

On February 28, 1997, the Company sold its refinery in Bradford, Pennsylvania to American Refining Group, Inc. for approximately $17,000.

On November 1, 1996, the Company sold certain assets of its Kendall/Amalie business and certain assets of its grease and grease gun manufacturing businesses for approximately $120,689.

The components of net assets of discontinued operations included in the Company's Consolidated Balance Sheets at December 31, 1996, are as follows:

--------------------------------------------------------------------------------

==================================================================
                                                            1996
------------------------------------------------------------------
Accounts and notes receivable -- net                     $19,331
Inventories                                               10,781
Property, plant and equipment -- net                      30,756
Accounts payable and other current liabilities            (2,000)
Other assets and liabilities -- net                          872
------------------------------------------------------------------
                                                         $59,740
==================================================================

Additional liabilities of the Lubricants Group which were retained by the Company as of December 31, 1997, amounted to $17,792 and are included in the Accounts Payable and Other Current Liabilities caption of the Company's Balance Sheet including $4,300 related to the reserve for disposition of the business and $13,492 for environmental remediation and compliance costs. Additionally, $41,817 is included in the Deferred Credits and Other Liabilities caption for environmental remediation and compliance costs.

WITCO CORPORATION AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands except per share data)

=========================================================================================================================
                                      First Quarter        Second Quarter         Third Quarter         Fourth Quarter
                                   -------------------   --------------------  ------------------    --------------------
                                   1997(A)    1996(E)    1997(B)      1996     1997(C)    1996(F)    1997(D)     1996(G)
-------------------------------------------------------------------------------------------------------------------------
Net sales                          $568,490   $589,425   $571,437   $571,458   $528,105   $562,049   $519,370   $ 540,395
Gross profit                       $136,325   $141,080   $147,735   $136,778   $134,946   $124,097   $138,991   $ 101,052
Income (loss) from continuing
  operations before cumulative
  effect of accounting change      $ 19,939   $ 25,581   $ 23,571   $ 18,519   $ 25,742   $ 11,928   $ 20,826   $(303,202)
Income (loss) from continuing
  operations before cumulative
  effect of accounting change per
  share(H)*                        $   0.35   $   0.45   $   0.41   $   0.33   $   0.44   $   0.21   $   0.36   $   (5.35)
Net income (loss)                  $ 19,939   $ 25,921   $ 33,561   $(49,734)  $ 25,742   $ 11,928   $ 15,635   $(303,202)
==========================================================================================================================

------------------------------------------------------------
                                          Full Year
                                    --------------------
                                      1997         1996
------------------------------------------------------------
Net sales                          $2,187,402   $2,263,327
Gross profit                       $  557,997   $  503,007
Income (loss) from continuing
  operations before cumulative
  effect of accounting change      $   90,078   $ (247,174)
Income (loss) from continuing
  operations before cumulative
  effect of accounting change per
  share(H)*                        $     1.55   $    (4.37)
Net income (loss)                  $   94,877   $ (315,087)
------------------------------------------------------------

  *  Diluted basis

 (A) Includes restructuring charges of $2,158, or $.04 per common share, primarily related to expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized. Also includes a gain of $580, or $.01 per common share, as a result of settlements with certain of the Company's insurers, net of related legal and other costs.

 (B) Includes restructuring charges of $1,964, or $.03 per common share, primarily related to expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized.

 (C) Includes restructuring charges of $1,254, or $.02 per common share, primarily related to expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized. Also includes a gain of $2,334 or $.04 per common share related to the disposition of businesses.

 (D) Includes restructuring charges of $2,581, or $.04 per common share, primarily related to expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized. Also includes a loss of $1,110 or $.02 per common share related to the disposition of businesses.

 (E) Includes a gain of $1,791, or $.03 per common share, as a result of settlements with certain of the Company's insurers, net of related legal and other costs.

 (F) Includes a gain of $842, or $.02 per common share, as a result of settlements with certain of the Company's insurers, net of related legal and other costs.

 (G) Includes a restructuring charge of $239,270, or $4.23 per common share, which includes severance and related costs, a write-down of property, plant and equipment, environmental closure costs, a write-down of goodwill and intangibles, demolition costs and other costs. Also includes other non-recurring charges of $71,336, or $1.26 per common share, which include provisions for litigation, environmental remediation costs and other matters.

 (H) Per share amounts for the quarter are computed independently; and, due to the computation formula, the sum of the quarters may not equal the year-to-date period.

WITCO CORPORATION AND SUBSIDIARY COMPANIES

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

Ernst & Young LLP, independent auditors, are engaged to audit and render an opinion as to whether Witco's financial statements present fairly Witco's consolidated financial position and operating results. Their audits are conducted in accordance with generally accepted auditing standards, and their report is included herein.

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

                                                                     SCHEDULE II

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

                                                                           COLUMN C            COLUMN D      COLUMN E
                                                                   ------------------------    ----------    --------
                     COLUMN A                         COLUMN B            ADDITIONS
-------------------------------------------------    ----------    ------------------------
                                                     BALANCE AT    CHARGED TO    CHARGED TO     COLUMN D     BALANCE
                                                     BEGINNING     COSTS AND       OTHER       ----------     AT END
                   DESCRIPTION                       OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS    OF PERIOD
--------------------------------------------------   ----------    ----------    ----------    ----------    --------
Year ended December 31, 1997:
     Valuation and qualifying accounts deducted
       from assets to which they apply:
          Allowances for doubtful
            receivables-trade.....................    $ 14,201       $4,518       $ --           $6,070(b)   $12,649
                                                     ----------    ----------    ----------    ----------    --------
                                                     ----------    ----------    ----------    ----------    --------

Year ended December 31, 1996:
     Valuation and qualifying accounts deducted
       from assets to which they apply:
          Allowances for doubtful
            receivables-trade.....................    $  7,104       $8,235       $  3,036(a)    $4,174(b)   $14,201
                                                     ----------    ----------    ----------    ----------    --------
                                                     ----------    ----------    ----------    ----------    --------

Year ended December 31, 1995:
     Valuation and qualifying accounts deducted
       from assets to which they apply:
          Allowances for doubtful
            receivables-trade.....................    $  8,863       $2,615       $ (3,197)(c)   $1,177(b)   $ 7,104
                                                     ----------    ----------    ----------    ----------    --------
                                                     ----------    ----------    ----------    ----------    --------

------------
Notes:

(a) Amount principally consists of a purchase accounting adjustment of $3.0 million associated with the acquisition of OSi Specialties, Inc.

(b) Uncollectible receivables charged against the allowance provided.

(c) Amount principally consists of the allowance for doubtful accounts of $2.2 million from the Lubricants Group, which is reflected on the Balance Sheet as net assets of discontinued operations.