Form 10-Q
period 1998-03-31
WITCO CORP
filed 1998-05-15
CIK 107889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

                                      OR

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ___________ to ___________

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


                            YES [X]         NO [ ]


The number of shares of common stock outstanding is as follows:

          Class                                  Outstanding at April 30, 1998
          -----                                  -----------------------------

Common Stock - $5 par value                                   57,598,352

                                WITCO CORPORATION

                                    FORM 10-Q
                  For the quarterly period ended March 31, 1998

                 CONTENTS                                                   PAGE
                                                                            ----
 PART I.   FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Condensed consolidated balance sheets at
           March 31, 1998 (unaudited) and December 31, 1997                   2


           Condensed consolidated statements of operations
           (unaudited) for the three months ended
           March 31, 1998 and 1997                                            3


           Condensed consolidated statements of cash flows
           (unaudited) for the three months ended
           March 31, 1998 and 1997                                            4


           Notes to condensed consolidated financial statements
           (unaudited)                                                        5


           Independent accountants' report on review of interim
           financial information                                              8


 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                9


PART II.   OTHER INFORMATION

 Item 1.   Legal Proceedings                                                  12

 Item 4.   Submission of Matters to a Vote of Security Holders                13

 Item 6.   Exhibits and Reports on Form 8-K                                   14

Signatures                                                                    15

Index to Exhibits                                                             16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except per share data)

                                                                  March 31                  December 31
                                                                    1998                      1997 (a)
                                                                -----------                 -----------
                                                                (Unaudited)
ASSETS
  CURRENT ASSETS
   Cash and cash equivalents                                    $    23,432                 $    96,383
   Accounts and notes receivable-net                                376,811                     383,758
   Inventories
     Raw materials and supplies                   $    79,056                 $    72,528
     Finished goods                                   169,802       248,858       162,806       235,334
                                                  -----------                 -----------
   Deferred income taxes                                             47,776                      47,036
   Prepaid assets                                                    24,226                      27,128
                                                                -----------                 -----------
     TOTAL CURRENT ASSETS                                           721,103                     789,639
                                                                -----------                 -----------
  PROPERTY, PLANT, AND EQUIPMENT -
   less accumulated depreciation of
   $729,083 and $766,241                                            802,166                     780,390

  GOODWILL AND OTHER INTANGIBLE ASSETS
   - less accumulated amortization of
   $163,008 and $157,703                                            614,396                     621,619
  DEFERRED INCOME TAXES                                                 106                       6,981
  DEFERRED COSTS AND OTHER ASSETS                                    99,642                      99,023
                                                                -----------                 -----------
     TOTAL ASSETS                                               $ 2,237,413                 $ 2,297,652
                                                                ===========                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
   Notes and loans payable                                      $    93,487                 $    52,834
   Accounts payable and other current
     liabilities                                                    413,454                     515,531
                                                                -----------                 -----------
     TOTAL CURRENT LIABILITIES                                      506,941                     568,365
                                                                -----------                 -----------
  LONG-TERM DEBT                                                    640,435                     645,101
  DEFERRED CREDITS AND OTHER
   LIABILITIES                                                      443,490                     439,906
  SHAREHOLDERS' EQUITY
   $2.65 Cumulative Convertible Preferred Stock,
     par value $1 per share
     Authorized - 14 shares
     Issued and outstanding - 6 shares                                    6                           6
   Common Stock, par value $5 per share
     Authorized - 100,000 shares
     Issued - 57,593 shares and 57,503
     shares                                                         287,963                     287,516
   Capital in excess of par value                                   160,501                     157,980
   Accumulated other comprehensive
     income and other                                               (36,538)                    (31,352)
   Retained earnings                                                235,177                     230,832
   Treasury stock, at cost - 13 shares
   and 15 shares                                                       (562)                       (702)
                                                                -----------                 -----------
     TOTAL SHAREHOLDERS' EQUITY                                     646,547                     644,280
                                                                -----------                 -----------
     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                      $ 2,237,413                 $ 2,297,652
                                                                ===========                 ===========

(a) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                         Three Months Ended
                                                               March 31
                                                     --------------------------
                                                        1998            1997
                                                     ---------        ---------
                                                      (in thousands except per
                                                            share data)

Net Sales                                            $ 507,374        $ 568,490

Cost of Goods Sold                                     380,220          432,165
                                                     ---------        ---------
Gross Profit                                           127,154          136,325

Operating Expenses
   Selling expense                                      25,712           24,518
   General and administrative expenses                  34,032           38,238
   Research and development                             17,885           17,386
   Other expenses (income) - net                         1,020            4,150
   Restructuring charges                                 2,262            3,538
                                                     ---------        ---------
      Total Operating Expenses                          80,911           87,830
                                                     ---------        ---------
Operating Income                                        46,243           48,495

Other Expense (Income) - Net
   Interest expense                                     11,990           13,924
   Interest income                                      (1,320)            (670)
   Other expense - net                                     921              864
                                                     ---------        ---------
Income before Income Taxes                              34,652           34,377

Income Taxes                                            14,207           14,438
                                                     ---------        ---------
Net Income                                           $  20,445        $  19,939
                                                     =========        =========

Net Income Per Common Share: Basic                   $     .36        $     .35
                                                     =========        =========
Average Number of Common Shares: Basic                  57,443           56,832
                                                     =========        =========
Net Income Per Common Share: Diluted                 $     .35        $     .35
                                                     =========        =========
Average Number of Common Shares: Diluted                58,334           57,172
                                                     =========        =========
Dividends Declared                                   $     .28        $     .28
                                                     =========        =========

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                    Three Months Ended
                                                                         March 31
                                                                  ----------------------
                                                                    1998          1997
                                                                  --------      --------
                                                                      (In thousands)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               $(73,393)     $ 19,100
                                                                  --------      --------

INVESTING ACTIVITIES

   Expenditures for property, plant, and equipment                 (52,271)      (25,433)
   Proceeds from dispositions                                       21,770        17,761
   Other investing activities                                        6,256            --
                                                                  --------      --------
     Net Cash Used in Investing Activities                         (24,245)       (7,672)
                                                                  --------      --------

FINANCING ACTIVITIES

   Proceeds from borrowings                                         55,288        40,555
   Payments on borrowings                                          (16,567)      (61,154)
   Dividends paid                                                  (16,076)      (15,948)
   Proceeds from exercise of stock options                           2,771         7,090
   Other financing activities                                           --           153
                                                                  --------      --------
     Net Cash Provided by (Used in) Financing Activities            25,416       (29,304)
                                                                  --------      --------

Effects of Exchange Rate Changes on Cash and Cash Equivalents         (729)       (2,958)
                                                                  --------      --------

DECREASE IN CASH AND CASH EQUIVALENTS                              (72,951)      (20,834)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    96,383        59,201
                                                                  --------      --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 23,432      $ 38,367
                                                                  ========      ========

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The condensed consolidated financial statements at March 31, 1998, and for the three month periods ended March 31, 1998 and 1997, have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by independent accountants Ernst & Young LLP, and their report is included herein.

NOTE B -Comprehensive Income

As of January 1, 1998, the Company adopted Financial Accounting Standards Board
(FASB) Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement No. 130 requires foreign currency translation and minimum pension liability adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1998 and 1997 are as follows:

(in thousands of dollars)                          Three Months Ended March 31
                                                       1998            1997
                                                    --------        --------

Net income                                          $ 20,445        $ 19,939
Foreign currency translation adjustments              (5,176)        (17,511)
                                                    --------        --------
Comprehensive income                                $ 15,269        $  2,428
                                                    ========        ========

The components of accumulated other comprehensive income and other, net of related tax, at March 31, 1998 and December 31, 1997 are as follows:

(in thousands of dollars)                                  1998           1997
                                                         --------      --------

Foreign currency translation adjustments                 $(32,557)     $(27,381)
Pension - minimum liability adjustments                    (1,990)       (1,990)
                                                         --------      --------
Accumulated other comprehensive income                    (34,547)      (29,371)
Other - restricted stock compensation                      (1,991)       (1,981)
                                                         --------      --------
Accumulated other comprehensive income and other         $(36,538)     $(31,352)
                                                         ========      ========

Note C - Changes in Accounting Principles

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." This Statement revises the Company's annual disclosures for its employers' pension and other postretirement benefit plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for the Company's annual financial statements for the year ending December 31, 1998.

In June of 1997, FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". Statement No. 131 is required to be adopted for fiscal years beginning after December 15, 1997 and will be reflected in the Company's 1998 Form 10K and annual report. Statement No. 131 will require the Company to disclose revenues, earnings and other financial information pertaining to the business segments by which the Company is managed, as well as what factors management used to determine these segments. The Company is currently evaluating the effects Statement No. 131 will have on its financial statements and related disclosures.

NOTE D - Effective Tax Rate

The effective tax rate of 41.0% and 42.0% for the three month periods ended March 31, 1998 and 1997, respectively, as compared to the federal statutory tax rate of 35%, is higher primarily as a result of state income taxes, goodwill amortization related to OSi Specialties, Inc. which is not deductible for income tax purposes and the effect of the mix between domestic and foreign earnings.

Note E - Earnings Per Share

The following is an illustration of the reconciliation of the numerators and denominators of basic and diluted EPS computations and other related disclosures.

(in thousands of dollars and shares,
except per share amounts)                            Three Months Ended March 31
                                                         1998          1997
                                                       --------      --------
Numerator:
Net income                                             $ 20,445      $ 19,939
Convertible preferred stock dividends                        (4)           (4)
                                                       --------      --------
  Numerator for basic earnings per share - income
  available to common shareholders                       20,441        19,935
Effect of dilutive securities:
  Convertible preferred stock dividends                       4             4
                                                       --------      --------
  Numerator for diluted earnings per share - income
  available to common shareholders after assumed
  conversions                                          $ 20,445      $ 19,939
                                                       ========      ========
Denominator:
Denominator for basic earnings per share -
weighted-average shares                                  57,443        56,832
Effect of dilutive securities:
  Employee stock options                                    711           172
  Cumulative convertible preferred stock                    103           109
  Restricted shares                                          77            59
                                                       --------      --------
Dilutive potential common shares                            891           340
                                                       --------      --------
Denominator for diluted earnings per share
  - adjusted weighted-average shares and assumed
  conversions                                            58,334        57,172
                                                       ========      ========
Basic Earnings Per Share                               $   0.36      $   0.35
                                                       ========      ========

Diluted Earnings Per Share                             $   0.35      $   0.35
                                                       ========      ========

NOTE F - Other Matters

In May 1998, the Company announced that it would continue production at its Fort Worth, Texas, manufacturing facility rather than shift production to its Gretna, Louisiana, facility as previously announced in the 1996 restructuring initiatives. The Company is evaluating the effect of this decision on its previously recorded restructuring charge.

NOTE G - Litigation and Environmental

The Company is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the Company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of March 31, 1998, the Company was a PRP, or a defendant, in connection with 61 sites at which it is likely to incur environmental response costs as a result of actions brought against the Company pursuant to the federal Comprehensive Environmental Response Compensation and Liability

Act ("CERCLA"), the federal Resource Conservation and Recovery Act ("RCRA") or similar state or local laws. With 23 exceptions, all of these sites involve one or more other PRPs and in most cases there are numerous other PRPs in addition to the Company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

At March 31, 1998, the Company's reserves for environmental remediation and compliance amounted to $173,644,000, reflecting the Company's estimate of the costs to be incurred over an extended period of time in respect of those matters which are reasonably estimable. At March 31, 1998, $147,788,000 of the reserves are included in "Deferred Credits and Others Liabilities".

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

The Company is not a party to any legal proceedings, including environmental matters, which it believes, will have a material adverse effect on its consolidated financial position or liquidity. However, the Company's operating results or cash flow could be materially affected in future periods by the resolution of these contingencies.

                     Independent Accountants' Review Report

The Board of Directors
Witco Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Witco Corporation and Subsidiary Companies as of March 31, 1998, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Witco Corporation and Subsidiary Companies as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 2, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                           /s/ ERNST & YOUNG LLP

Stamford, Connecticut
May 11, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

Cash and cash equivalents decreased $73.0 million during the first three months of 1998 primarily as a result of expenditures associated with the 1996 restructuring plan and other initiatives, which include capital expenditures. As of March 31, 1998 approximately $54.5 million, including $10.4 million in 1998, has been spent against reserves relating to this restructuring plan and other initiatives.

The Company has a credit agreement with various banks in the amount of $500 million, of which $50 million has been utilized at March 31, 1998. The Company plans to utilize the facility periodically for its various operating requirements and planned capital investment program.

It is the Company's belief that annual cash flows from operations, along with the flexibility provided by the credit agreement, will be sufficient to fund, for the foreseeable future, capital investments, dividend payments, commitments on environmental remediation projects, and operating requirements.

CAPITAL INVESTMENTS AND COMMITMENTS

Capital expenditures for the first three months of 1998 amounted to $52.3 million, primarily due to restructuring related projects, as compared to $25.4 million during the same period of 1997. The Company expects capital expenditures to be approximately $265 million for the year.

The Company is currently in the process of addressing date sensitive systems issues associated with the Year 2000. In connection with the Company's 1996 restructuring initiative, the Company began a worldwide business process redesign and new technology implementation project (Project "EDGE") which is expected to be completed in mid-1999. It is anticipated that these new systems, which are Year 2000 compliant, will replace substantially all of the Company's business computer programs. The remaining business application programs will be made compliant through the efforts of internal resources and third party vendors. The cost of becoming Year 2000 compliant for these additional business application programs is not expected to be material to the Company's future cash flow or results of operations. The majority of the business applications addressed through the "EDGE" Project are scheduled to be completed by July 1999, with a few software programs scheduled to be replaced near the end of that year. The Company is also identifying and prioritizing critical suppliers and customers and will follow up with them concerning their plans and progress in addressing the Year 2000 problem.

The total costs associated with Project "EDGE" are expected to be approximately $78 million (including $60 million of capital expenditures). Through March 31, 1998 approximately $41 million has been incurred ($31 million capitalized and $10 million expensed), including expenditures of $10 million in 1998 ($9 million capitalized and $1 million expensed).

The Company has ascertained that failure to alleviate the Year 2000 problems within its application systems could result in possible system failure or miscalculations causing disruptions of operations, including, among other things, temporary inability to process transactions, send invoices, or engage in similar normal business activities. These problems could be substantially alleviated with manual processing. However, this would cause delays and possible lost production days.

The Company is currently evaluating the Year 2000 readiness of its equipment with a comprehensive inventory of monitoring and control devices for plants, safety systems and other similar operating installations. Based on a preliminary review, the Company does not expect costs associated with "system" upgrades and modifications to have a material effect on its future cash flow or results of operations.

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

The Company is not a party to any legal proceedings or environmental matters which it believes will have a material adverse effect on its consolidated financial position or liquidity. It is possible, however, that future cash flow or results of operations for any particular quarterly or annual period, could be materially affected by such legal proceedings or environmental matters. The Company, however, does not expect the results of such proceedings or environmental matters to materially affect its competitive position. See Note G of Notes to Condensed Consolidated Financial Statements for additional details.

RESULTS FROM CONTINUING OPERATIONS

First quarter 1998 net sales of $507.4 million were $61.1 million, or 11 percent, lower than the corresponding quarter of 1997. Of the total decline, approximately $28 million was expected and attributable to the absence of non-strategic, non-specialty products and product lines which were divested and/or exited during 1997. An additional $20 million was due to the comparatively stronger U.S. dollar and approximately $12 million to substantially weaker economic conditions in the Asia/Pacific region. The Company also experienced some softness in selected markets which was partially offset by a more favorable product sales mix in others. Volume was down approximately 13 percent from the prior year, which on a pro forma basis adjusted for the divested and/or exited products and product lines, declined approximately 5 percent.

Net income for the first quarter of 1998 of $20.4 million was $.5 million greater than the first quarter of 1997. First quarter net income included the negative impact of approximately $6.0 million due to lower revenues in the Asia/Pacific region, the comparatively stronger U.S. dollar and the divestiture and/or exiting of non-strategic, non-specialty products and product lines. Offsetting these negative items were cost savings attributable to the Company's previously announced three-year restructuring program, a gain on the disposition of an investment, and lower net interest expense.

SEGMENT INFORMATION

Segment net sales and operating income for the first quarter of 1998 and 1997 are set forth in the following table.

                                                  Three Months Ended March 31
(unaudited - in millions)                            1998          1997
                                                 ------------- -------------
Net sales
       Oleochemicals & Derivatives                 $  94.1        $106.8
       Performance Chemicals                         177.6         210.3
       Polymer Chemicals                             124.0         128.7
       OrganoSilicones                               111.7         122.7
                                                 ------------- -------------
          Net sales                                $ 507.4        $568.5
                                                 ============= =============

Operating income
       Oleochemicals & Derivatives                 $   -          $  3.9
       Performance Chemicals                          20.0          16.6
       Polymer Chemicals                              17.8          16.4
       OrganoSilicones                                11.8          18.1
       Corporate and unallocated                      (3.4)         (6.5)
                                                 ------------- -------------
          Operating income                         $  46.2        $ 48.5
                                                 ============= =============

OLEOCHEMICALS & DERIVATIVES

Oleochemicals & Derivatives' first quarter 1998 net sales of $94.1 million were $12.7 million, or 12 percent, lower than the same quarter of 1997. The decrease in net sales was the result of: a 4 percent decline in volume, approximately half of which was attributable to the third quarter 1997 divestiture of the food emulsifiers business, the weak economic conditions in the Asia/Pacific region also significantly contributed to the lower volume; the comparatively stronger U.S. dollar; and a soft glycerin market.

First quarter 1998 operating income for Oleochemicals & Derivatives was down $3.9 million compared to the corresponding quarter of 1997. This decline was attributable to the lower sales volume and the reduced market value of glycerin.

PERFORMANCE CHEMICALS

Performance Chemicals was the segment most affected by the divesting and/or exiting of non-strategic, non-specialty products and product lines. Net sales for the first quarter of 1998 of $177.6 million were $32.7 million, or 16 percent, less than the same period of 1997. This decrease was due to: the absence of revenue from pruned products and product lines; weak economic conditions in the Asia/Pacific region; the comparatively stronger U.S. dollar; and softness in selected markets. These negative items were partially offset by the recovery of sales lost in 1997 due to a fire at the Company's Petrolia, Pennsylvania plant. Volume was down approximately 20 percent from the prior year, of which approximately 12 percent was due to the divested and/or exited products and product lines.

Performance Chemicals' operating income of $20.0 million for the first quarter of 1998 represented an increase of $3.4 million, or 20 percent, compared to the first quarter of 1997. Despite the decline in net sales, which included the absence of low margin products and product lines which were divested and/or exited, operating income rose primarily due to the absence of costs resulting from the 1997 Petrolia fire. Additionally, reductions in both restructuring charges and general and administrative expenses also contributed to the increase in operating income.

POLYMER CHEMICALS

First quarter 1998 Polymer Chemicals' net sales of $124.0 million were down $4.7 million, or 4 percent, compared to the first quarter of 1997. This decline was due to the comparatively stronger U.S. dollar and the pruning of non-strategic low margin products and product lines. Shipments were approximately 6 percent below the previous year, of which all but 1 percent was attributable to the pruning of non-strategic low margin products and product lines.

First quarter 1998 Polymer Chemicals' operating income of $17.8 million was $1.4 million, or 9 percent, above the first quarter of 1997. The higher operating income was mainly due to an improvement in product sales mix and higher prices, coupled with a reduction in general and administrative expenses. Partially offsetting these favorable items was the impact of the comparatively stronger U.S. dollar.

ORGANOSILICONES

OrganoSilicones' first quarter 1998 net sales declined $11.0 million, or 9 percent, to $111.7 million as compared to the first quarter of 1997. This decrease was due primarily to the comparatively stronger U.S. dollar, weak economic conditions in the Asia/Pacific region and softness in U.S. markets, partially offset by a more favorable product sales mix. Shipments were approximately 2 percent behind the prior year.

Current quarter operating income for OrganoSilicones of $11.8 million was $6.3 million below the same period of 1997. This decline was primarily attributable to lower sales volume, the unfavorable impact of the comparatively stronger U.S. dollar and higher unit costs associated with lower production volume.

OUTLOOK

The Company is optimistic that results from continuing operations in 1998 will exceed 1997 results. The Company expects to meet the overall goals of the 1996 three year restructuring plan, which will reduce the Company's fixed and variable costs. In addition, the Company will begin a transition during 1998 to focus on growth as well as cost reduction. While the full extent of the cost reductions will not be realized until 2000, the Company's implementation plan is progressing well. In 1997, the Company met its initial goal of achieving 50%, on a run rate basis, of its three year savings objective. The capital spending portion of the plan, however, is somewhat behind schedule, primarily as a result of an increased emphasis on proper scope definition and enhanced upfront planning. Capital spending in 1997 was below plan, but will be made up in 1998 and 1999 to keep the restructuring plan on track. Primarily as a result of this shift in the timing of the capital spending, it is expected that total debt at the end of 1998 will be above the year-end 1997 level. The Company will continue to aggressively pursue implementation of the restructuring plan and, following its completion, the Company believes it will achieve its long-term financial goals.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the Company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of March 31, 1998, the Company was a PRP, or a defendant, in connection with 61 sites at which it is likely to incur environmental response costs as a result of actions brought against the Company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Resource Conservation and Recovery Act ("RCRA") or similar state or local laws. With 23 exceptions, all of these sites involve one or more other PRPs, and in most cases there are numerous other PRPs in addition to the Company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on April 22, 1998, at the offices of the Company, One American Lane, Greenwich, Connecticut beginning at 10:30 a.m.

(b) At the Annual Meeting, the Company's shareholders elected six directors to serve terms expiring in 2001, except for Roger Sharp's term which will expire in 2000, as follows:

                                                  Votes
                                   -------------------------------------
                                         For               Withheld
                                   -----------------    ----------------

     Bruce R. Bond                    51,080,280          1,121,401
     William G. Burns                 51,906,608            295,073
     E. Gary Cook                     51,934,053            267,628
     Louise Goeser                    51,444,832            756,849
     Roger L. Sharp                   51,937,966            263,715
     William Wishnick                 51,811,510            390,171

Directors who did not stand for election and continue in office until the 1999 Annual Meeting are: Donald L. Blankenship, Harry G. Hohn, Dan J. Samuel and Bruce F. Wesson. Directors who did not stand for election and continue in office until the 2000 Annual Meeting are: Simeon Brinberg, William Grant, Richard Hayden and Nicholas Pappas.

(c) In addition to the election of directors, at the Annual Meeting the Company's shareholders:

      (i) Ratified the appointment of Ernst & Young LLP as the Company's independent auditors for 1998.

                             Votes
     -------------------------------------------------------
           For              Against            Abstain
     -----------------  -----------------  -----------------
        52,117,512           33,707             50,462

ITEM 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

      15   Letter re unaudited interim financial information
      27   Financial Data Schedule

      (b) Reports on Form 8-K

            The Company filed one Current Report on Form 8-K, dated January 7, 1998 and filed with the Securities and Exchange Commission on that date, pertaining to a change in accounting for third party or internally generated costs associated with projects, that combine business process reengineering activities and information technology transformation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WITCO CORPORATION
                                  (Registrant)




                                  /s/ Brian J. Dick
Date:  May 15, 1998               -----------------------------------------
                                  Brian J. Dick
                                  Controller - Chief Accounting Officer



                                 /s/ Dustan E. McCoy
Date:  May 15, 1998               -----------------------------------------
                                 Dustan E. McCoy
                                 Senior Vice President, General Counsel and
                                 Corporate Secretary

                                WITCO CORPORATION

                                INDEX TO EXHIBITS

    Exhibit No.  Description
    -----------  --------------------------------------------------------------


       15        Letter re unaudited interim financial information
       27        Financial Data Schedule