Form 10-Q
period 1998-06-30
WITCO CORP
filed 1998-08-12
CIK 107889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_________________ to______________


                          Commission File Number 1-4654

                                WITCO CORPORATION
-------------------------------------------------------------------------------
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

                                 (203) 552-2000
                                 ---------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X   NO
                                       ---    ---
The number of shares of common stock outstanding is as follows:

        Class                                      Outstanding at July 31, 1998
        -----                                      ----------------------------
Common Stock - $5 par value                                  57,622,023

                                WITCO CORPORATION

                                    FORM 10-Q
                  For the quarterly period ended June 30, 1998

                      CONTENTS                                                       PAGE
                      --------                                                       ----
  PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Condensed consolidated balance sheets at June 30, 1998 (unaudited)
             and December 31, 1997                                                    2


             Condensed consolidated statements of operations (unaudited) for the
             three and six months ended June 30, 1998 and 1997                        3

             Condensed consolidated statements of cash flows (unaudited) for the
             six months ended June 30, 1998 and 1997                                  4

             Notes to condensed consolidated financial statements (unaudited)         5

             Independent accountants' report on review of interim
             financial information                                                    9

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                     10

 PART II.    OTHER INFORMATION

  Item 1.    Legal Proceedings                                                       15

  Item 4.    Submission of Matters to Vote on Security Holders                       16

  Item 6.    Exhibits and Reports on Form 8-K                                        17

Signatures                                                                           18

Index to Exhibits                                                                    19

PART I.   FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except per share data)

                                                                June 30,                   December 31,
                                                                  1998                       1997 (a)
                                                              -------------                -------------
                                                              (Unaudited)

ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                 $    34,967               $     96,383
    Accounts and notes receivable-net                             371,761                    383,758
    Inventories
     Raw materials and supplies                   $  76,970                   $  72,528
     Finished goods                                 162,211       239,181       162,806      235,334
                                                   --------                    --------
    Deferred income taxes                                          52,758                     47,036
    Prepaid                                                        25,728                     27,128
                                                                ---------                -----------
       TOTAL CURRENT ASSETS                                       724,395                    789,639
                                                                ---------                 ----------
  PROPERTY, PLANT, AND EQUIPMENT -
    less accumulated depreciation
    of $805,725 and $766,241                                      837,257                    780,390

  GOODWILL AND OTHER INTANGIBLE ASSETS -
    less accumulated amortization of $168,321
    and $157,703                                                  599,566                    621,619
  DEFERRED INCOME TAXES                                                 -                      6,981
  OTHER ASSETS                                                     95,249                     99,023
                                                               ----------                 ----------
       TOTAL ASSETS                                            $2,256,467                 $2,297,652
                                                               ==========                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES

    Notes and loans payable                                   $   120,798                $    52,834
    Accounts payable and other current liabilities                363,348                    515,531
                                                               ----------                 ----------
     TOTAL CURRENT LIABILITIES                                    484,146                    568,365
                                                               ----------                 ----------
  LONG-TERM DEBT                                                  680,400                    645,101
  DEFERRED INCOME TAXES                                             7,458
  DEFERRED CREDITS AND OTHER LIABILITIES                          436,407                    439,906
  SHAREHOLDERS' EQUITY
    $2.65 Cumulative Convertible Preferred Stock,
     par value $1 per share
     Authorized - 14 shares
     Issued and outstanding - 6 shares                                  6                          6
    Common Stock, par value $5 per share
     Authorized - 100,000 shares
     Issued 57,632 shares and 57,503 shares                       288,159                    287,516
    Capital in excess of par value                                161,318                    157,980
    Accumulated other comprehensive income and other              (35,189)                   (31,352)
    Retained earnings                                             234,215                    230,832
    Treasury stock, at cost - 10 shares and 15 shares                (453)                      (702)
                                                               -----------                -----------
     TOTAL SHAREHOLDERS' EQUITY                                   648,056                    644,280
                                                               ----------                 ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $2,256,467                 $2,297,652
                                                               ==========                 ==========

(a) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                    THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                         JUNE 30,                                    JUNE 30,
                                            ---------------------------------------       ---------------------------------------
                                                              (in thousands except per share data)
                                                  1998                   1997                   1998                     1997
                                            ---------------         ---------------        --------------           -------------

Net Sales                                    $   504,302             $   571,437             $ 1,011,676             $ 1,139,927

Cost of Goods Sold                               377,567                 423,702                 757,787                 855,867
                                             -----------             -----------             -----------             -----------

Gross Profit                                     126,735                 147,735                 253,889                 284,060

Operating Expenses
    Selling expense                               25,973                  25,886                  51,685                  50,404
    General and administrative expenses           35,913                  39,611                  69,945                  77,849
    Research and development                      18,314                  18,124                  36,199                  35,510
    Other expenses (income) - net                  5,721                   6,767                   6,741                  10,917
    Restructuring charges                          2,781                   3,220                   5,043                   6,758
                                             -----------             -----------             -----------             -----------
         Total Operating Expenses                 88,702                  93,608                 169,613                 181,438
                                             -----------             -----------             -----------             -----------

Operating Income from Continuing
    Operations                                    38,033                  54,127                  84,276                 102,622

Other Expense (Income) - Net
    Interest expense                              12,002                  13,456                  23,992                  27,380
    Interest income                               (1,374)                 (1,317)                 (2,694)                 (1,987)
    Other expense - net                              674                   1,347                   1,595                   2,211
                                              -----------             -----------             -----------             -----------
Income from Continuing Operations before
    Income Taxes                                  26,731                  40,641                  61,383                  75,018

Income Taxes                                      11,574                  17,070                  25,781                  31,508
                                             -----------             -----------             -----------             -----------
Income from Continuing Operations                 15,157                  23,571                  35,602                  43,510

Discontinued Operations:
Estimated Income on Disposal - Net of
    Income Taxes of $-, $6,274, $- and $6,274         --                   9,990                      --                   9,990

                                              ----------             -----------             -----------             -----------
Income from Discontinued Operations                   --                   9,990                      --                   9,990
                                             -----------             -----------             -----------             -----------

    Net Income                               $    15,157             $    33,561             $    35,602             $    53,500
                                             ===========             ===========             ===========             ===========

Net income per common share - basic
    Income from continuing operations        $       .26             $       .42             $       .62             $       .77
    Income from discontinued  operations              --                     .17                      --                     .17
                                             -----------             -----------             -----------             -----------
Net income per common share - basic          $       .26             $       .59             $       .62             $       .94
                                             ===========             ===========             ===========             ===========
Average number of common shares - basic           57,528                  57,069                  57,485                  56,951
                                             ===========             ===========             ===========             ===========

Net income per common share - diluted

    Income from continuing operations        $       .26             $       .41             $       .61             $       .76
    Income from discontinued operations               --                     .17                      --                     .17
                                             -----------             -----------             -----------             -----------
Net income per common share - diluted        $       .26             $       .58             $       .61             $       .93
                                             ===========             ===========             ===========             ===========
Average number of common shares - diluted         58,052                  57,805                  58,173                  57,462
                                             ===========             ===========             ===========             ===========
Dividends declared                           $       .28             $       .28             $       .56             $       .56
                                             ===========             ===========             ===========             ===========

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                  -------------------------
                                                                     1998           1997
                                                                  -----------    -----------
                                                                       (In thousands)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               $ (48,086)     $ 105,444
                                                                  -----------    ----------

INVESTING ACTIVITIES

   Expenditures for property, plant, and equipment                 (121,592)       (59,107)
   Proceeds from dispositions                                        26,448         17,761
   Other investing activities                                         6,256          5,917
                                                                  -----------    ----------
      Net Cash Used in Investing Activities                         (88,888)       (35,429)
                                                                  -----------    ----------

FINANCING ACTIVITIES

   Proceeds from borrowings                                         166,790         71,739
   Payments on borrowings                                           (62,403)      (122,428)
   Dividends paid                                                   (32,219)       (31,873)
   Proceeds from exercise of stock options                            3,893         11,342
                                                                  -----------    ----------
      Net Cash Provided By (Used in) Financing Activities            76,061        (71,220)
                                                                  -----------    ----------

Effects of Exchange Rate Changes on Cash and Cash Equivalents          (503)        (4,453)
                                                                  -----------    ----------

DECREASE IN CASH AND CASH EQUIVALENTS                               (61,416)        (5,658)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     96,383         59,201
                                                                  -----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  34,967      $  53,543
                                                                  ===========    ==========



See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1997.

The condensed consolidated financial statements at June 30, 1998, and for the three and six month periods ended June 30, 1998 and 1997, have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by independent accountants Ernst & Young LLP, and their report is included herein.

NOTE B - Comprehensive Income

As of January 1, 1998, the Company adopted Financial Accounting Standards Board
(FASB) Statement No. 130, "Reporting Comprehensive Income.". Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity because these items were previously reported. Statement No. 130 requires foreign currency translation and minimum pension liability adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

The components of comprehensive income, net of related tax, for the three and six month periods ended June 30, 1998 and 1997 are as follows:

(in thousands of dollars)                             Three Months Ended            Six Months Ended
                                                           June 30,                      June 30,
                                                  --------------------------  ---------------------------
                                                     1998           1997          1998           1997
                                                  -----------   ------------   ------------   ------------
Net income                                          $ 15,157      $ 33,561       $ 35,602      $ 53,500
Foreign currency translation adjustments               1,256       (10,740)        (3,920)      (28,251)
                                                    ========      ========       ========      ========
Comprehensive income                                $ 16,413      $ 22,821       $ 31,682      $ 25,249
                                                    ========      ========       ========      ========

The components of accumulated other comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 are as follows:

(in thousands of dollars)                               1998         1997
                                                    ------------  -----------

Foreign currency translation adjustments               $(31,301)    $(27,381)
Pension - minimum liability adjustments                  (1,990)      (1,990)
                                                       --------     --------
Accumulated other comprehensive income                  (33,291)     (29,371)
Other - restricted stock compensation                    (1,898)      (1,981)
                                                       ========     ========
Accumulated other comprehensive income and other       $(35,189)    $(31,352)
                                                       ========     ========


NOTE C - Changes in Accounting Principles

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative instruments and hedging activities". This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal period after its issuance. The Company has not yet determined when it will adopt the new Statement . The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair market value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair market value will be immediately recognized in earnings.

The Company has not yet determined what the effect of Statement No.133 will be on the earnings and financial position of the Company. Because the standard allows certain foreign currency transactions to be accounted for as hedges for financial reporting purposes that were not previously treated as hedges, the Company may change its policies towards the management of certain foreign currency exposures. Any changes that may occur would be to further reduce the Company's exposure to foreign currency risks.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for the Company's financial statements for the year ended December 31, 1998.

In June of 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." This Statement is required to be adopted for fiscal years beginning after December 15, 1997. This Statement will require the Company to disclose revenues, earnings and other financial information pertaining to the business segments by which the Company is managed, as well as what factors management used to determine these segments. The Company is currently evaluating the effects Statement No. 131 will have on its financial statements and related disclosures.

NOTE D - Effective Tax Rate

The effective tax rates of 43.3% and 42% for the three and six month periods ended June 30, 1998, respectively, and 42% for the three and six months periods ended June 30,1997, respectively, as compared to the federal statutory tax rate of 35%, are higher primarily as a result of state income taxes, goodwill amortization related to acquisition of OSi Specialties, Inc. which is not deductible for income tax purposes, and the effect of a change in the mix between domestic and foreign earnings.

NOTE E - Earnings Per Share

The following is an illustration of the reconciliation of the numerators and denominators of basic and diluted EPS computations and other related disclosures.

(in thousands of dollars and shares, except per common share amounts)

                                                                  Three Months Ended              Six Months Ended
                                                                      June 30,                        June 30,
                                                              ------------------------        -----------------------
                                                                  1998           1997            1998           1997
                                                              -----------     ----------      ----------     ----------

Numerator:
----------
Net income                                                       $ 15,157       $ 33,561       $ 35,602       $ 53,500
Preferred stock dividends                                              (4)            (4)            (8)            (8)
                                                              -----------      ----------      ----------      ----------
  Numerator for basic earnings per share - income
     available to common shareholders                              15,153         33,557         35,594         53,492
Effect of dilutive securities:
  Preferred stock dividends                                             4              4              8              8
                                                              -----------      ----------      ----------      ----------
  Numerator for diluted earnings per share - income
     available to common shareholders after assumed
     conversions                                                 $ 15,157       $ 33,561       $ 35,602       $ 53,500
                                                              ===========      ==========      ==========      ==========

Denominator:
----------
Denominator for basic earnings per share - weighted-
  average shares                                                   57,528         57,069         57,485         56,951
Effect of dilutive securities:
  Employee stock options                                              345            546            508            338
  Cumulative convertible preferred stock                              102            108            103            108
  Restricted shares                                                    77             82             77             65
                                                              -----------      ----------      ----------      ----------
Dilutive potential common shares                                      524            736            688            511
                                                              -----------      ----------      ----------      ----------
Denominator for diluted earnings per share - adjusted
 weighted -average shares and assumed conversions                  58,052         57,805         58,173         57,462
                                                              ===========      ==========      ==========      ==========

Basic Earnings Per Share                                              .26            .59            .62            .94
                                                              ===========      ==========      ==========      ==========
Diluted Earnings Per Share                                            .26            .58            .61            .93
                                                              ===========      ==========      ==========      ==========


NOTE F - Other Matters

On May 29, 1998, the Company swapped its epoxy and adhesives business for Ciba Specialty Chemicals' PVC heat stabilizer business. The PVC heat stabilizer business has an assessed value of approximately of $31,000,000. The acquisition was accounted for as a purchase and results of operations have been included in the consolidated financial statements from the date of the acquisition. A preliminary allocation of the purchase price (the assessed value of $31,000,000) resulted in no goodwill. The disposition of the Company's epoxy systems and adhesives business resulted in a gain of $362,000 ($221,000 after - tax; with no earnings per share effect).

NOTE G - Litigation and Environmental

The Company is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the Company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of June 30, 1998, the company was a PRP, or a defendant, in connection with 60 sites at which it is likely to incur environmental response costs as a result of actions brought against the Company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Resource Conservation and Recovery Act ("RCRA") or similar state or local laws. With 21 exceptions, all of these sites involve one or more other PRPs and in most cases there are numerous other PRPs in addition to the Company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

At June 30, 1998, the Company's reserves for environmental remediation and compliance costs amounted to $161,274,000, reflecting the Company's estimate of the costs to be incurred over an extended period of time in respect of those matters which are reasonably estimable. At June 30, 1998, $147,788,000 of the reserves are included in "Deferred Credits and Other Liabilities."

The Company is a defendant in six similar actions arising out of the company's involvement in the polybutylene resin manufacturing business in the 1970's. Five of the following cases are currently pending in California state courts and one is pending in Texas state court: East Bay Municipal Utility District v. Mobil Oil Corporation, et al., filed in November 1993, and pending in Superior Court for the County of San Mateo, California; City of Santa Maria v. Shell Oil Company, et al., filed in May 1994, and pending in Superior Court for the County of San Luis Obispo, California Nipomo Community Services District v. Shell Oil Company, et al., file in May 1995, and pending in Superior Court for the County of Santa Barbara, California; Alameda County Water District v. Mobil Oil Corporation, et al., filed in April 1996, and Marin Municipal Water District v. Shell Oil Company, et al., filed in May 1996, both pending in Superior Court for the County of San Mateo; and City of Austin v. Shell Oil Company, et al., filed in June 1996, and pending in the District Court of Travis County, Texas. The actions generally allege that the Company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations in the California and Texas actions include breach of the California Unfair Practices Act and the Texas Deceptive Practices Act, respectively; breach of warranty, fraud and strict liability. It is possible that the Company may be named as a defendant in future actions arising out of its past involvement in the polybutylene resin manufacturing business.

The Company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position or liquidity. However, the Company's operating results or cash flow could be materially affected in future periods by the resolution of these contingencies.

NOTE H - Discontinued Operations

On September 11, 1995 the Company announced its intention to divest its Lubricants Group. The Company's statements of operations for the three and six month periods ended June 30, 1997 include revenues of $18,916,000 and $50,325,000 for discontinued operations.

The three and six month periods ended June 30, 1997 include an adjustment to the provision recorded in 1996 for the loss on disposal associated with the Lubricants Group. The adjustment of $9,990,000 (net of income taxes), or $.17 per common share, is primarily the result of revised estimates from the sale of various Lubricants businesses.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Witco Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Witco Corporation and Subsidiary Companies as of June 30, 1998, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Stamford, Connecticut
August 12, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

Cash and cash equivalents decreased $61.4 million during the first six months of 1998 primarily as a result of expenditures associated with the 1996 restructuring plan and other initiatives, which include capital expenditures. As of June 30, 1998 approximately $69.3 million, including $25.2 million in 1998, has been spent against reserves relating to this restructuring plan and other initiatives.

Total debt increased $103.3 million to $801.2 at June 30, 1998 as compared to December 31, 1997. Net cash used in operations through June 30, 1998 and the increase in total debt primarily reflects the timing of certain capital expenditures, an increase in working capital and other costs associated with the 1996 restructuring plan. Although the Company anticipates cash flow from operations to be positive for the year ending 1998, cash and cash equivalents are expected to be well below the balance at December 31, 1997. Additionally, the total debt for the year ending 1998 is expected to be above total debt balance at December 31, 1997, reflecting the timing of certain expenditures, as the Company aggressively pursues the implementation of the restructuring plan.

The Company has a credit agreement with various banks in the amount of $500 million, of which $50 million, has been utilized at June 30,1998. In addition, the Company has access to short term uncommitted facilities based on current money market interest rates. As of June 30,1998 the Company had approximately $67 million outstanding on these uncommitted facilities. These uncommitted facilities were not utilized at December 31, 1997. The Company plans to utilize both facilities periodically for its various operating requirements and planned capital investment program.

It is the Company's belief that annual cash flows from operations, along with the flexibility provided by the credit agreement, will be sufficient to fund, for the foreseeable future, the 1996 restructuring plan and other initiatives, capital investments, dividend payments, commitments on environmental remediation projects and operating requirements.

CAPITAL INVESTMENTS AND COMMITMENTS

Capital expenditures for the first six months of 1998 amounted to $121.6 million, primarily due to restructuring related projects, as compared to $59.1 million during the same period of 1997. The company expects capital expenditures to be approximately $265 million for the year.

The Company is currently in the process of addressing date sensitive system issues associated with the Year 2000. In connection with the Company's 1996 restructuring initiative, the Company began a worldwide business process redesign and new systems implementation project (Project "EDGE") which is expected to be completed in mid-1999. It is anticipated that these new systems, which are Year 2000 compliant, will replace substantially all of the Company's business computer programs. The remaining business application programs will be made compliant through the efforts of internal resources and third party vendors. The majority of the business applications addressed through the EDGE Project are scheduled to be completed by July 1999, with a few software programs scheduled to be replaced near the end of that year.

The total costs associated with Project EDGE are expected to be approximately $80 million (including $62 million of capital expenditures), of which $56 million has been incurred ($43 million capitalized and $13 million expensed), including expenditures of $25 million in the first six months of 1998 ($22 million capitalized and $3 million expensed).

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

The Company has also identified critical suppliers and customers and is assessing their plans and progress in addressing the Year 2000 problem. To the extent that the material suppliers and customers operations are impacted by their failure to address their Year 2000 problems such disruption may have a direct impact on the Company's results of operations.

In order to determine the readiness of its production and other equipment with the Year 2000 issue, the Company has substantially completed a comprehensive inventory of monitoring and control devices for plants, safety systems and other similar operating installations. The Company expects to determine the necessary "system" upgrades, modifications and related costs during the third quarter of 1998. To the extent the Company fails to alleviate Year 2000 problems within its production and other equipment, the Company could be faced with disruption in operations with a corresponding impact on the Company's results of operations.

The Company is confident that the Year 2000 issues will be resolved by the implementation of Project EDGE and the other aforementioned remedial efforts. If the measures associated with the business application systems and production and other equipment were to fail, the contingency plan would be manual processing as previously described.

On January 1, 1999, certain member countries of the European Union will adopt the Euro as their common legal currency. Between January 1, 1999 and January 1, 2002, transactions may be conducted in either the Euro or the participating countries national currency. However, by July 1, 2002, the participating countries will withdraw their national currency as legal tender and complete the conversion to the Euro.

The Company conducts business in Europe and does not expect the conversion to the Euro to have an adverse effect on its competitive position or consolidated financial position. The Company believes that the implementation of Project EDGE will allow the Company to conduct business transactions in both the Euro as well as the participating countries national currency.

The Company has determined that failure to implement systems that are able to process both the Euro and participating countries national currency may cause disruptions to operations including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. These problems could be substantially alleviated with manual processing. However, this would cause delays in certain normal business activities.

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

The Company is not a party to any legal proceedings or environmental matters which it believes will have a material adverse effect on its consolidated financial position or liquidity. It is possible, however, that future results of operations or cash flow for any particular quarterly or annual period, could be materially affected by such legal proceedings or environmental matters. The company, however, does not expect the results of such proceedings or environmental matters to materially affect its competitive position. See Note G of Notes to Condensed Consolidated Financial Statements for additional details.

DISCONTINUED OPERATIONS

See Note H of Notes to Condensed Consolidated Financial Statements for additional details.

RESULTS FROM CONTINUING OPERATIONS

Second quarter 1998 net sales of $504.3 million were $67.1 million, or 12 percent, lower than the corresponding quarter of 1997. The decline was driven by a 16 percent decline in volume. On a proforma basis, adjusted for divestitures or closures of non-strategic, commodity businesses and product lines, shipments were down 10 percent. Of the total shortfall, approximately $28 million was attributable to the planned divestitures or closures of non-strategic, commodity businesses and product lines which had generated little or no operating income. The continuing economic weakness in the Asia/Pacific region resulted in lower second quarter sales of approximately $17 million, and the comparatively stronger US dollar negatively impacted second quarter revenue by approximately $10 million. Lower demand in selected markets also contributed to the reduced revenue, while a more favorable product sales mix partially offset the impact of the lower volume.

Income from continuing operations in the second quarter of 1998 was $15.2 million compared to $23.6 million for the comparable 1997 period. The $8.4 million decline was driven primarily by the revenue shortfall, as outlined above. Positively impacting income from continuing operations were cost savings, attributable to the previously announced three-year restructuring program, and lower performance based compensation costs.

Net sales for the six months ended June 30, 1998 declined $128.3 million to $1,011.7 million compared to the same period of 1997. Shipments were down 15 percent compared to 1997, which on a proforma basis adjusted for divestitures or closures of non-strategic, commodity businesses and product lines declined 7 percent. Planned divestitures or closures of non-strategic, commodity businesses and product lines accounted for approximately $56 million of the lower revenue, while approximately $30 million was a result of the comparatively stronger US dollar and approximately $29 million was due to lower sales in the Asia/Pacific region. Sales volumes were also adversely affected by competitive pressures and soft demand in selected markets. A more favorable product sales mix partially offset the effect of the decline in volume.

For the six month period ended June 30,1998, income from continuing operations was $35.6 million, a decrease of $7.9 million compared to the same period in 1997. This decline was primarily due to the aforementioned lower sales. Current year results were favorably affected by continued cost savings attributable to restructuring program initiatives, lower performance based compensation costs, a gain on the disposition of an investment and a reduction in interest expense.

SEGMENT INFORMATION

Segment net sales and operating income for the second quarter and six months of 1998 and 1997 are set forth in the following table.

                                    Three Months Ended June 30,     Six Months Ended June 30,
(Unaudited - millions of dollars)        1998          1997           1998           1997
------------------------------------ ---------------------------   ----------------------------

------------------------------------ ------------  -------------   -------------  -------------
Net sales
    Oleochemicals & Derivatives         $   93.5       $  107.6       $   187.6     $  214.3
    Performance Chemicals                  173.6          203.7           351.2        414.0
    Polymer Chemicals                      124.7          139.0           248.7        267.7
    OrganoSilicones                        112.5          121.1           224.2        243.9
------------------------------------ ------------  -------------   -------------  ------------
        Net sales                         $504.3       $  571.4        $1,011.7     $1,139.9
------------------------------------ ------------  -------------   -------------  ------------

Operating income from continuing
  operations:

    Oleochemicals & Derivatives           $  2.0       $    7.5        $    2.0     $   11.3
    Performance Chemicals                   17.0           19.1            37.0         35.7
    Polymer Chemicals                       14.6           21.5            32.5         37.9
    OrganoSilicones                         12.0           16.0            23.8         34.1
    Corporate and unallocated               (7.6)         (10.0)          (11.0)       (16.4)
------------------------------------ ------------  -------------   -------------  ------------
      Operating income from
        continuing operations            $  38.0        $  54.1        $   84.3    $   102.6
------------------------------------ ------------  -------------   -------------  -------------


OLEOCHEMICALS & DERIVATIVES

Oleochemicals and Derivatives' second quarter 1998 net sales of $93.5 million were down $14.1 million, or 13 percent, compared to the same quarter of 1997. Lower sales were primarily the result of an 8 percent decline in volume, mainly due to continued weakness in the Asia/Pacific market, the 1997 divestiture of the food emulsifiers business and softness in selected markets. Lower glycerin prices and the comparatively stronger US dollar also had a negative impact on net sales.

Second quarter 1998 Oleochemicals and Derivatives' operating income of $2.0 million was down $5.5 million compared to the same quarter of last year. This decline was primarily due to the lower sales volume and lower glycerin prices.

For the six months ended June 30, 1998, Oleochemicals and Derivatives' net sales were $187.6 million, a decrease of $26.7 million, or 12 percent, compared to the same six months of 1997. This decrease was primarily attributable to a 6 percent decline in volume, one-third of which was due to the third quarter 1997 divestiture of the food emulsifiers business. The balance of the decline in volume was a result of the continued economic weakness in the Asia/Pacific region and softness in selected markets. The comparatively stronger US dollar and a lower market value of glycerin also added to the shortfall.

Oleochemicals and Derivatives' operating income for the six months ended June 30, 1998 was $2.0 million, a decrease of $9.3 million from the comparable 1997 period. The decrease was a result of reduced shipments and a decline in glycerin prices.

PERFORMANCE CHEMICALS

Performance Chemicals' second quarter 1998 net sales of $173.6 million were down $30.1 million, or 15 percent, compared to the same period of 1997. A 23 percent decline in volume was the predominant factor contributing to the lower sales, of which approximately one-half was attributable to planned divestitures and pruning of low margin non-strategic, commodity businesses and product lines. The economic crisis in the Asia/Pacific region, and significant competitive pressures in selected markets and operating difficulties at one of the segment's facilities accounted for the remainder of the volume shortfall.

Operating income for Performance Chemicals for the second quarter of 1998 declined $2.1 million to $17.0 million, compared to 1997. This decline was mainly the result of lower shipments and higher manufacturing costs associated with temporary operating difficulties at one of the segment's facilities, partially offset by reduced restructuring charges and lower performance based compensation costs.

Net sales for the first six months of 1998 for Performance Chemicals of $351.2 million were $62.8 million, or 15 percent, behind the same period of 1997. This decline was attributable to planned divestitures and pruning of non-strategic, commodity businesses and product lines, continued economic weakness in the Asia/Pacific region and competitive pressures in selected markets. Partially offsetting these negative factors was the recovery of sales lost in 1997 attributable to a fire at the Petrolia, Pennsylvania plant. Shipments were down 21 percent compared to the prior year, of which 11 percent was attributable to the divested and pruned businesses and product lines.

Performance Chemicals' operating income of $37.0 million for the first six months of 1998 was $1.3 million, or 4 percent, ahead of the comparable period of 1997. Despite the decline in net sales, a significant portion of which was attributable to divestitures and pruning of low margin business, operating income increased mainly due to the absence of costs related to the 1997 Petrolia fire and reduced restructuring charges.

POLYMER CHEMICALS

Second quarter 1998 net sales for Polymer Chemicals of $124.7 million were down $14.3 million, or 10 percent, from the second quarter of 1997. Volume declined 11 percent causing the shortfall. Approximately one-half of the decline was attributable to planned divestitures and pruning of non-strategic products and product lines, with a soft demand in the PVC market and the impact of the Asia/Pacific economic crisis accounting for most of the balance. The negative impact of the comparatively stronger US dollar also added to the shortfall in revenue.

Polymer Chemicals' operating income for the second quarter of 1998 of $14.6 million was $6.9 million below 1997. This decline was primarily attributable to the decrease in net sales.

Polymer Chemicals' net sales for the first six months of 1998 were down $19 million, or 7 percent, to $248.7 million compared to the same period of 1997. A 9 percent decline in shipment volume was primarily responsible for the shortfall in net sales. Of the total decline in shipments, approximately 60 percent related to planned divestitures and pruning of non-strategic products and product lines, while the economic crisis in the Asia/Pacific region and reduced demand in the PVC market added to the shortfall. The comparatively stronger US dollar adversely affected net sales, while higher sales prices and a more favorable product sales mix partially offset the impact of the lower volume and the stronger dollar.

Operating income for Polymer Chemicals for the six months ended June 30, 1998 of $32.5 million was $5.4 million less than the same period of 1997. The 14 percent decline in operating income was primarily due to lower shipments, partially offset by higher average sales prices attributable to increased prices and a more favorable product sales mix.

ORGANOSILICONES

OrganoSilicones' second quarter 1998 net sales of $112.5 million were $8.6 million, or 7 percent, behind the same period of 1997. The shortfall in net sales was primarily due to a 12 percent decline in volume, predominantly attributable to continued weakness in economic conditions in the Asia/Pacific region, and the comparatively stronger US dollar. These factors were partially offset by a more favorable product sales mix.

Operating income for OrganoSilicones of $12.0 million for the second quarter of 1998 was $4.0 million below the corresponding period of 1997. This decline was mainly due to lower sales volume and the unfavorable impact of the comparatively stronger US dollar.

Net sales of $224.2 million for OrganoSilicones for the six month period ended June 30,1998 declined $19.7 million, or 8 percent, compared to the same period of the prior year. A 7 percent decline in volume, primarily attributable to the economic crisis in the Asia/Pacific region and softness in US markets, along with the comparatively stronger US dollar, were responsible for the lower sales. The negative impact of these factors was partially offset by a more favorable product sales mix.

Operating income for the first six months of 1998 for OrganoSilicones declined $10.3 million to $23.8 million from the same period of 1997. This decline was primarily attributable to the lower sales volume and the unfavorable impact of the comparatively stronger US dollar.

OUTLOOK

During the first half of 1998, the Company experienced reduced revenue compared to 1997 due to the purposeful disposition of non-strategic businesses and product lines, the economic weakness in the Asia Pacific region, the strong US dollar, and lower demand in selected markets. The Company believes that the economic uncertainty in the Asia Pacific region will continue to negatively impact revenue in the second half of the year, but to a lesser degree than in the first half when compared to the same time periods in 1997. In addition, the Company expects that the strength of the US dollar will have less of an impact during the second half of the year than it did in the first half. In order to improve revenues in the current economic environment, during 1998 the Company began to refocus on the customers and markets it serves. The Company believes these efforts will have a positive impact. In addition, the Company continues to pursue the implementation of its three year restructuring plan. While the full extent of the cost reductions will not be realized until 2000, the Company's implementation plan is progressing well. The capital spending portion of the plan, however, is somewhat behind schedule, primarily as a result of an increased emphasis on proper scope definition and enhanced upfront planning. Capital spending in 1997 was below plan but will be made up in 1998 and 1999 to keep the restructuring plan on track. Primarily as a result of this shift in the timing of the capital spending and reduced revenue, it is expected that total debt at the end of 1998 will be above the year-end 1997 level and that some of the cost savings expected in 1998 will be shifted to 1999. The decline of revenues and volume experienced by the Company in 1998 has obscured the cost savings impact on earnings. The Company believes its refocus on its customers and the markets it serves and the implementation of its restructuring program, are important for the Company to achieve its long-term goals.

Certain statements made in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section are "forward looking statements" that involve certain risks and uncertainties. The factors that could cause actual results to differ materially from those presented herein include, without limitation, the cost and timing of the implementation of the Company's new worldwide business processes and systems (referred to as Project Edge), the ability of the Company to implement certain new business applications programs which are not part of the Edge Project before the calendar year 2000, the Company's ability to generate appropriate cash flows, the cost of timing of the implementation of certain capital improvements, the cost and timing associated with the planned reduction in production facilities and workforce, the impact of cost savings initiatives, the Company's ability to effectively divest certain assets, the cost of environmental remediation and compliance efforts, technological or competitive changes in any of the Company's businesses, inability to reach agreement with third parties on planned business arrangements, the Company's ability to maintain price increases, changes in product mix, availability and pricing of raw materials, shifts in market demand, price and product competition, certain global and regional economic conditions and other factors listed from time to time in the Company's other Securities Exchange Commission filings.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

The Company is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the Company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of June 30, 1998, the Company was a PRP, or a defendant, in connection with 60 sites at which it is likely to incur environmental response costs as a result of actions brought against the Company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Resource Conservation and Recovery Act ("RCRA") or similar state or local laws. With 21 exceptions, all of these sites involve one or more other PRPs, and in most cases there are numerous other PRPs in addition to the Company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

The Company is a defendant in six similar actions arising out of the Company's involvement in the polybutylene resin manufacturing business in the 1970's. Five of the following cases are currently pending in California state courts and one is pending in Texas state court: East Bay Municipal Utility District v. Mobil Oil Corporation, et al., filed in November 1993, and pending in Superior Court for the County of San Mateo, California; City of Santa Maria v. Shell Oil Company, et al., filed in May 1994, and pending in Superior Court for the County of San Luis Obispo, California; Nipomo Community Services District v. Shell Oil Company, et al., filed in May 1995, and pending in Superior Court for the County of Santa Barbara, California, Alameda County Water District v. Mobil Oil Corporation, et al., filed in April 1996, and Marin Municipal Water District v. Shell Oil Company, et al., filed in May 1996, both pending in Superior Court for the County of San Mateo; and City of Austin v. Shell Oil Company, et al., filed in June 1996, and pending in the District Court of Travis County, Texas. The actions generally allege that the Company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations in the California and Texas actions include breach of the California Unfair Practices Act and the Texas Deceptive Practices Act, respectively; breach of warranty, fraud and strict liability. It is possible that the Company may be named as a defendant in future actions arising out of its past involvement in the polybutylene resin manufacturing business.

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

(b) At the Annual Meeting, the Company's shareholders elected six directors to serve term expiring in 2001, except for Roger Sharp's term which will expire in 2000, as follows:

                                                                         Votes
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

Directors who did not stand for election and continue in office until the 1999 Annual Meeting are: Donald L. Blankenship, Harry G. Hohn, Dan J. Samuel and Bruce F. Wesson. Directors who did not stand for election and continue in office until the 2000 Annual Meeting are: Simeon Brinberg, William Grant, Richard Hayden and Nicholas Pappas

(c) In addition to the election of directors, at the Annual Meeting the Company's shareholders:

    (i) Ratified the appointment of Ernst & Young LLP as the Company's independent auditors for 1998.

                                           Votes
                 For                      Against                  Abstain
      --------------------------------------------------------------------------
             52,117,512                    33,707                  50,462

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)        Exhibits

         10(iii)(A) 11. 1992 Stock Option Plan for Employees of Witco
                    Corporation and its Subsidiaries as Amended and Restated, Effective June 2, 1998

         15         Letter re unaudited interim financial information

         27         Financial Data Schedule

         (b) Reports on Form 8-K

                    There were no reports on Form 8-K filed during the three months ended June 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WITCO CORPORATION
                                       (Registrant)

                                       /s/      BRIAN J. DICK
Date:   August 12, 1998               _______________________________________
                                       Brian J. Dick
                                       Controller - Chief Accounting Officer



                                       /s/      DUSTAN E. MCCOY
Date:   August 12, 1998               _______________________________________
                                       Dustan E. McCoy
                                       Senior Vice President,
                                       General Counsel and Corporate Secretary

                                WITCO CORPORATION

                                INDEX TO EXHIBITS

           EXHIBIT NO.         DESCRIPTION
           -----------------   -------------------------------------------------

           10(iii)(A)          11. 1992 Stock Option Plan for Employees of Witco
                               Corporation and its Subsidiaries as Amended and Restated, Effective June 2, 1998

           15                  Letter re unaudited interim financial information

           27                  Financial Data Schedule