Form 10-Q
period 1998-09-30
WITCO CORP
filed 1998-11-13
CIK 107889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

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

                                 (203) 552-2000
--------------------------------------------------------------------------------
                        (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X             NO
                               ------             ------



The number of shares of common stock outstanding is as follows:


             Class                              Outstanding at October 31, 1998
             -----                              -------------------------------
Common Stock - $5 par value                                 57,620,825


                               WITCO CORPORATION

                                   FORM 10-Q
                For the quarterly period ended September 30, 1998



                       CONTENTS                                                                PAGE
                       --------                                                                ----

       PART  I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed consolidated balance sheets at September 30, 1998 (unaudited)
                and December 31, 1997                                                            2

                Condensed consolidated statements of operations (unaudited) for the three
                and nine months ended September 30, 1998 and 1997                                3

                Condensed consolidated statements of cash flows (unaudited) for the
                nine months ended September 30, 1998 and 1997                                    4

                Notes to condensed consolidated financial statements (unaudited)                 5

                Independent accountants' report on review of interim
                financial information                                                           10

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                             11

       PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                                               17

        Item 6. Exhibits and Reports on Form 8-K                                                18

       Signatures                                                                               19

       Index to Exhibits                                                                        20


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)


                                                                  September 30,                   December 31,
                                                                     1998                            1997 (a)
                                                                  ------------                    -----------
                                                                  (Unaudited)

ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                    $   69,369                      $   96,383
    Accounts and notes receivable-net                               351,387                         383,758
    Inventories
      Raw materials and supplies                  $ 77,359                            $ 72,528
      Finished goods                               167,868          245,227            162,806      235,334
    Deferred income taxes                         --------           52,672           --------       47,036
    Prepaid                                                          23,920                          27,128
                                                                 ----------                      ----------
      TOTAL CURRENT ASSETS                                          742,575                         789,639
                                                                 ----------                      ----------
   PROPERTY, PLANT, AND EQUIPMENT -
     less accumulated depreciation
     of $805,476 and $766,241                                       910,579                         780,390

   GOODWILL AND OTHER INTANGIBLE ASSETS -
     less accumulated amortization of $144,154
     and $157,703                                                   599,627                         621,619
   DEFERRED INCOME TAXES                                                 --                           6,981
   OTHER ASSETS                                                      78,743                          99,023
                                                                 ----------                      ----------
      TOTAL ASSETS                                               $2,331,524                      $2,297,652
                                                                 ==========                      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Notes and loans payable                                      $  162,836                      $   52,834
    Accounts payable and other current liabilities                  376,261                         515,531
                                                                 ----------                      ----------
      TOTAL CURRENT LIABILITIES                                     539,097                         568,365
                                                                 ----------                      ----------
  LONG-TERM DEBT                                                    688,848                         645,101
  DEFERRED INCOME TAXES                                              12,697                              --
  DEFERRED CREDITS AND OTHER LIABILITIES                            430,590                         439,906
  SHAREHOLDERS' EQUITY
    $2.65 Cumulative Convertible Preferred Stock, par value
      $1 per share: authorized - 14 shares, issued and
      outstanding - 6 shares                                              6                               6
    Common Stock, par value $5 per share, authorized -
      100,000 shares, issued - 57,612 shares and 57,503 shares      288,159                         287,516
    Capital in excess of par value                                  161,271                         157,980
    Accumulated other comprehensive income and other                (17,564)                        (31,352)
    Retained earnings                                               228,800                         230,832
    Treasury stock, at cost - 10 shares and 15 shares                  (380)                           (702)
                                                                 ----------                      ----------
      TOTAL SHAREHOLDERS' EQUITY                                    660,292                         644,280
                                                                 ----------                      ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $2,331,524                      $2,297,652
                                                                 ==========                      ==========



(a) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                     Three Months Ended                  Nine Months Ended
                                                          September 30,                     September 30,
                                               -----------------------------      ------------------------------
                                                               (In thousands except per share data)
                                                   1998              1997               1998             1997
                                               -----------       -----------       -----------       -----------

Net Sales                                         $475,957          $528,105        $1,487,633        $1,668,032

Cost of Goods Sold                                 360,711           393,159         1,118,498         1,249,026
                                                  --------          --------        ----------        ----------

Gross Profit                                       115,246           134,946           369,135           419,006

Operating Expenses
   Selling expense                                  25,058            27,679            76,743            78,083
   General and administrative expenses              35,237            29,662           105,182           107,511
   Research and development                         18,158            17,897            54,357            53,407
   Other expenses (income) - net                     3,297             1,178            10,038            12,095
   Restructuring charges                             1,481             2,055             6,524             8,813
                                                  --------          --------        ----------        ----------
        Total Operating Expenses                    83,231            78,471           252,844           259,909
                                                  --------          --------        ----------        ----------
Operating Income from
   Continuing Operations                            32,015            56,475           116,291           159,097
Other Expense (Income) - Net
   Interest expense                                 12,611            12,172            36,603            39,552
   Interest income                                  (1,182)             (841)           (3,876)           (2,828)
   Other expense - net                                 731               762             2,326             2,973
                                                  --------          --------        ----------        ----------
Income from Continuing Operations
   before Income Taxes                              19,855            44,382            81,238           119,400
Income Taxes                                         9,151            18,640            34,932            50,148
                                                  --------          --------        ----------        ----------
Income from Continuing Operations                   10,704            25,742            46,306            69,252

Discontinued Operations:
Estimated Income on Disposal -
   Net of Income Taxes of $--, $--,
   $-- and $6,274                                     --                --                --               9,990
                                                  --------          --------        ----------        ----------
Income from Discontinued Operations                   --                --                --               9,990
                                                  --------          --------        ----------        ----------
   Net Income                                     $ 10,704          $ 25,742        $   46,306        $   79,242
                                                  ========          ========        ==========        ==========

Net income per common share: basic
   Income from continuing operations              $    .19          $    .45        $      .81        $     1.22
   Income from discontinued operations                --                --                --                 .17
                                                  --------          --------        ----------        ----------
   Net income per common share: basic             $    .19          $    .45        $      .81        $     1.39
                                                  ========          ========        ==========        ==========

Average number of common shares - basic             57,547            57,232            57,506            57,046
                                                  ========          ========        ==========        ==========

Net income per common share:  diluted
   Income from continuing operations              $    .19          $    .44        $      .80        $     1.20
   Income from discontinued operations                --                --                --                 .17
                                                  --------          --------        ----------        ----------
   Net income per common share: diluted           $    .19          $    .44        $      .80        $     1.37
                                                  ========          ========        ==========        ==========

Average number of common shares - diluted           57,726            58,678            58,079            57,871
                                                  ========          ========        ==========        ==========

Dividends declared                                $    .28          $    .28        $      .84        $      .84
                                                  ========          ========        ==========        ==========


See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                             Nine Months Ended
                                                                               September 30,
                                                                   ----------------------------------
                                                                      1998                      1997
                                                                   ---------                ---------
                                                                             (In thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES                          $  40,030                $ 166,094
                                                                   ---------                ---------

INVESTING ACTIVITIES

  Expenditures for property, plant, and equipment                   (207,752)                 (93,725)
  Proceeds from dispositions                                          26,757                   74,181
  Other investing activities                                           6,256                    5,917
                                                                   ---------                ---------
    Net Cash Used in Investing Activities                           (174,739)                 (13,627)
                                                                   ---------                ---------

FINANCING ACTIVITIES

  Payments on borrowings                                            (204,165)                (165,478)
  Proceeds from borrowings                                           354,938                   72,030
  Dividends paid                                                     (48,338)                 (47,991)
  Proceeds from exercise of stock options                              3,915                   16,805
  Other financing activities                                            --                       (665)
                                                                   ---------                ---------
    Net Cash Provided by (Used in) Financing Activities              106,350                 (125,299)
                                                                   ---------                ---------

Effects of Exchange Rate Changes on Cash and Cash Equivalents          1,345                   (6,079)
                                                                   ---------                ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (27,014)                  21,089

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      96,383                   59,201
                                                                   ---------                ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  69,369                $  80,290
                                                                   =========                =========



See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1997.

The condensed consolidated financial statements at September 30, 1998, and for the three and nine month periods ended September 30, 1998 and 1997, have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by independent accountants Ernst & Young
LLP, and their report is included herein.

NOTE B - Comprehensive Income

As of January 1, 1998, the Company adopted Financial Accounting Standards Board
(FASB) Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity because these items were previously reported. Statement No. 130 requires foreign currency translation and minimum pension liability adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

The components of comprehensive income for the three and nine month periods ended September 30, 1998 and 1997 are as follows:


(in thousands of dollars)                       Three Months Ended             Nine Months Ended
                                                   September 30,                 September 30,
                                              ----------------------       -----------------------
                                                1998         1997            1998          1997
                                              ---------    ---------       --------      ---------

Net income                                    $ 10,704      $ 25,742       $ 46,306      $ 79,242
Foreign currency translation adjustments        17,497        (4,429)        13,577       (32,680)
                                              --------      --------       --------      --------
Comprehensive income                          $ 28,201      $ 21,313       $ 59,883      $ 46,562
                                              ========      ========       ========      ========


The components of accumulated other comprehensive income and other, net of related tax, at September 30, 1998 and December 31, 1997 are as follows:


(in thousands of dollars)                             September 30,  December 31,
                                                           1998          1997
                                                      -------------  ------------

Foreign currency translation adjustments                $(13,804)      $(27,381)
Pension - minimum liability adjustments                   (1,990)        (1,990)
                                                        --------       --------
Accumulated other comprehensive income                   (15,794)       (29,371)
Other - restricted stock compensation                     (1,770)        (1,981)
                                                        --------       --------
Accumulated other  comprehensive  income and other      $(17,564)      $(31,352)
                                                        ========       ========



NOTE C - Changes in Accounting Principles

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal period after its issuance. The Company has not yet determined when it will adopt the Statement. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the changes in fair market value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair market value will be immediately recognized in earnings.

The Company has not yet determined what the effect of Statement No. 133 will be on its earnings and financial position. Because the standard allows certain foreign currency transactions to be accounted for as hedges for financial reporting purposes that were not previously treated as hedges, the Company may change its policies towards the management of certain foreign currency exposures. Any changes that may occur would be to further reduce the Company's exposure to foreign currency risks.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for the Company's financial statements for the year ending December 31, 1998.

In June of 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 is required to be adopted for fiscal years beginning after December 15, 1997. Statement No. 131 will require the Company to disclose revenues, earnings and other financial information pertaining to the business segments by which the Company is managed, as well as what factors management used to determine these segments. The Company is currently evaluating the effects Statement No. 131 will have on its financial statements and related disclosures.

NOTE D - Effective Tax Rate

The effective tax rates of 46% and 43% for the three and nine month periods ended September 30, 1998, respectively, and 42% for the three and nine month periods ended September 30, 1997 as compared to the federal statutory tax rate of 35%, are higher primarily as a result of state income taxes, goodwill amortization related to OSi Specialties, Inc. which is not deductible for income tax purposes, and the effect of a change in the mix between domestic and foreign earnings.

NOTE E - Earnings Per Share

The following is an illustration of the reconciliation of the numerator and denominator of basic and diluted computations and other related disclosures. (in thousands of dollars and shares, except per common share amounts)



                                                      Three Months                 Nine Months
                                                         Ended                        Ended
                                                      September 30,                September 30,
                                              -----------------------       -----------------------
                                                1998           1997          1998            1997
                                              --------       --------       --------       --------

Numerator:
Net income                                    $ 10,704       $ 25,742       $ 46,306       $ 79,242
Preferred stock dividends                           (4)            (5)           (12)           (13)
                                              --------       --------       --------       --------
  Numerator for basic earnings
   per share - income available
   to common shareholders                       10,700         25,737         46,294         79,229
Effect of dilutive securities:
  Preferred stock dividends                          4              5             12             13
                                              --------       --------       --------       --------
  Numerator for diluted
   earnings per share - income
   available to common shareholders
    after assumed conversions                 $ 10,704       $ 25,742       $ 46,306       $ 79,242
                                              ========       ========       ========       ========

Denominator:
Denominator for basic earnings
  per share - weighted-average
  shares                                        57,547         57,232         57,506         57,046
Effect of dilutive securities:
  Employee stock options                             3          1,251            395            648
  Cumulative convertible preferred stock           100            105            102            107
  Restricted shares                                 76             90             76             70
                                              --------       --------       --------       --------
Dilutive potential common shares                   179          1,446            573            825
                                              --------       --------       --------       --------
Denominator for diluted
  earnings per share - adjusted
  weighted -average shares and
  assumed conversions                           57,726         58,678         58,079         57,871
                                              ========       ========       ========       ========

Basic Earnings Per Share                      $    .19       $    .45       $    .81       $   1.39
                                              ========       ========       ========       ========

Diluted Earnings Per Share                    $    .19       $    .44       $    .80       $   1.37
                                              ========       ========       ========       ========



NOTE F - Other Matters

On May 29, 1998 the Company swapped its epoxy and adhesives business for Ciba Specialty Chemicals' PVC heat stabilizer business. The PVC heat stabilizer business had an appraised value of approximately of $31,000,000. The acquisition was accounted for as a purchase and results of operations have been included in the consolidated financial statements from the date of the acquisition. A preliminary allocation of the purchase price (the appraised value of $31,000,000) resulted in no goodwill. The disposition of the Company's epoxy systems and adhesives business resulted in a gain of $362,000 ($221,000 after-tax; with no earnings per share effect). The pro forma net sales and results of operations for this acquisition for the year-to-date periods presented, had the acquisition occurred at the beginning of 1998 and 1997, are not significant, and accordingly, have not been provided.

NOTE G - Litigation and Environmental

The Company is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the Company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of September 30, 1998, the Company was a PRP, or a defendant, in connection with 58 sites at which it is likely to incur environmental response costs as a result of actions brought against the Company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Resource Conservation and Recovery Act ("RCRA") or similar state or local laws. With 21 exceptions, all of these sites involve one or more other PRPs and in most cases there are numerous other PRPs in addition to the Company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

At September 30, 1998, the Company's reserves for environmental remediation and compliance costs amounted to $153,106,000, reflecting the Company's estimate of the costs to be incurred over an extended period of time in respect of those matters which are reasonably estimable. At September 30, 1998, $147,788,000 of the reserves are included in "Deferred Credits and Other Liabilities."

The Company is a defendant in five similar actions arising out of the Company's involvement in the polybutylene resin manufacturing business in the 1970's. Four of the following cases are currently pending in California state courts and one is pending in Texas state court: East Bay Municipal Utility District v. Mobil Oil Corporation, et al., filed in November 1993, and pending in Superior Court for the County of San Mateo, California; City of Santa Maria v. Shell Oil Company, et al., filed in May 1994, and pending in Superior Court for the County of San Luis Obispo, California; Alameda County Water District v. Mobil Oil Corporation, et al., filed in April 1996, and Marin Municipal Water District v. Shell Oil Company, et al., filed in May 1996, both pending in Superior Court for the County of San Mateo; and City of Austin v. Shell Oil Company, et al., filed in June 1996, and pending in the District Court of Travis County, Texas. The actions generally allege that the Company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations in the California and Texas actions include breach of the California Unfair Practices Act and the Texas Deceptive Practices Act, respectively; breach of warranty, fraud and strict liability. It is possible that the Company may be named as a defendant in future actions arising out of its past involvement in the polybutylene resin manufacturing business.

The Company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position. However, the Company's results could be materially affected in future periods by the resolution of these contingencies.

NOTE H - Discontinued Operations

On September 11, 1995, the Company announced its intention to divest its Lubricants Group. The Company's statements of operations for the three and nine month periods ended September 30, 1997 include revenues of $3,076,000 and $53,401,000 for discontinued operations.

The nine month period ended September 30, 1997 includes a positive adjustment to the provision recorded in 1996 for the loss on disposal associated with the Lubricants Group. The adjustment of $9,990,000 (net of income taxes), or $.17 per common share, is primarily the result of revised estimates from the sale of various Lubricants businesses.

The Company completed the divestiture of the Lubricants Group on July 18, 1997.

NOTE I - Subsequent Event

On October 22, 1998, the Company signed an Agreement that expanded its existing relationship with Petro-Canada Lubricants of Mississauga, Ontario, Canada. Under this Agreement, Petro-Canada will become the Company's supplier for most grades of paraffinic white oils used in certain applications and the Company will become Petro-Canada's exclusive distributor of these white oils in North America, Latin America and Asia Pacific. As a result of this Agreement, the Company will keep its Petrolia, Pennsylvania facility open to continue manufacturing limited grades of other oils and non-oil products. The Petrolia, Pennsylvania location is one of the facilities that was identified for closure or sale in the Company's 1996 restructuring plan. As a result of the aforementioned event, the Company is assessing the impact on the restructuring reserves provided for in its 1996 restructuring plan.

                     Independent Accountants' Review Report


The Board of Directors
Witco Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Witco Corporation and Subsidiary Companies as of September 30, 1998, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Stamford, Connecticut
November 11, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

Cash and cash equivalents decreased $27 million during the first nine months of 1998 primarily as a result of expenditures associated with the 1996 restructuring plan and other initiatives, which include capital expenditures. As of September 30, 1998 approximately $81.9 million, including $37.8 million in 1998, has been spent against reserves relating to this restructuring plan and other initiatives.

Total debt increased $153.7 million to $851.7 at September 30, 1998 as compared to December 31, 1997. The increase in total debt primarily reflects the timing of certain capital expenditures, a decrease in revenue, an increase in working capital, and other costs associated with the 1996 restructuring plan. The Company anticipates cash flows from operations to be positive for the year ending 1998. The total debt outstanding at December 31, 1998 is expected to be in a range approximating the total debt outstanding at September 30, 1998, reflecting the timing of certain expenditures as the Company aggressively pursues the implementation of its restructuring plan.

The Company has a credit agreement with various banks in the amount of $500 million, of which $120 million has been utilized at September 30, 1998. In addition, the Company has access to short term uncommitted facilities based on current money market interest rates. As of September 30, 1998, the Company had approximately $40 million outstanding on these uncommitted facilities. These uncommitted facilities were not utilized at December 31, 1997. The Company plans to utilize the credit agreement and uncommitted facilities periodically for its various operating requirements and planned capital investment program.

It is the Company's belief that annual cash flows from operations, along with the flexibility provided by the credit agreement and uncommitted facilities, will be sufficient to fund, for the foreseeable future, the 1996 restructuring plan and other initiatives, capital investments, Year 2000 expenditures, dividend payments, commitments on environmental remediation projects and operating requirements.

CAPITAL INVESTMENTS AND COMMITMENTS

Capital expenditures for the first nine months of 1998 amounted to $207.8 million, primarily due to restructuring plan and other initiatives, as compared to $93.7 million during the same period of 1997. The company expects capital expenditures to be approximately $265 million for the year.

YEAR 2000

State of Readiness:
The Company is currently in the process of addressing date sensitive system issues associated with the Year 2000. The Company's Year 2000 project is led by the Group Vice President of Corporate Restructuring/Implementation and is managed by an executive steering committee of key management personnel. The Company has assigned business teams, regional and location coordinators and contracted third-party vendors to carry out the Company's Year 2000 plan. The Company's Board of Directors is updated quarterly regarding the Year 2000 compliance plan and its progress. The Company's resolution to the Year 2000 issue involves the following five phases: awareness, assessment (including an inventory of hardware, software, process control equipment and monitoring devices for plants, safety systems and other non-information technology systems and equipment), repair/replacement, testing and implementation.

In connection with the Company's 1996 restructuring initiative, the Company began a worldwide business process redesign and implementation project ("Project EDGE"). It is anticipated that the new systems implemented as part of Project EDGE, which are Year 2000 compliant, will replace substantially all of the Company's existing information technology ("IT") business application systems. All other IT business application systems, which are not part of Project EDGE, and all non-IT systems and equipment (collectively "non-EDGE") will be made compliant through the efforts of internal resources and third-party vendors. In order to assess the readiness of its EDGE and non-EDGE systems and equipment with the Year 2000 issue, the Company has completed an inventory of hardware, software, process control equipment and monitoring devices for plants, safety systems and other non-IT systems and equipment. Regarding both the EDGE and non-EDGE projects, the Company has completed the awareness phase, is 90 percent complete with respect to the assessment phase and is 25 percent complete with respect to each of the repair/replacement, testing and implementation phases. Completion of the assessment phase is expected during the fourth quarter of 1998, with completion of the repair/replacement, testing and implementation phases to be completed during the third quarter of 1999.

The Company has identified critical raw material suppliers, service providers and major customers and has initiated communications with the respective third parties in an effort to assess their plans and progress in addressing the Year 2000 issue. The Company is 20% complete with respect to its evaluation of critical raw material suppliers, service providers, and major customers, and expects to complete its efforts during the third quarter of 1999.

Costs:
The total costs associated with Project EDGE are expected to be approximately $82 million (including $66 million of capital expenditures), of which $64 million has been incurred ($50 million capitalized and $14 million expensed) to date. Expenditures of $32 million were made during in the first nine months of 1998 ($30 million capitalized and $2 million expensed). In addition, the costs to upgrade the non-EDGE systems and equipment are expected to range from $10 to $13 million. The costs associated with the third-party evaluation initiative are not expected to be significant.

Risks and Contingency Plans:
The Company has ascertained that failure to alleviate the Year 2000 issues within its EDGE and non-EDGE projects, could result in possible system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, produce products and engage in similar normal business activities, with a corresponding impact on the Company's results of operations. The Company is in the process of developing contingency plans for its EDGE and non-EDGE projects, which involve, among other actions, manual and/or external processing and building inventories. Completion of such contingency plans is expected during March 1999.

To the extent that the operations of critical raw material suppliers, service providers, and major customers are impacted by their failure to address their Year 2000 issues, such disruption may have a direct impact on the Company's results of operations. Contingency plans are being considered and will include, but will not be limited to, building inventories, switching suppliers, managing production levels and finding alternate methods of transportation.

The Company is confident that the Year 2000 issues will be resolved by the implementation of the EDGE and non-EDGE projects and the completion of the third-party initiative. If the measures associated with the EDGE and non-EDGE projects, as well as the efforts associated with critical raw material suppliers, service providers, and major customers, were to fail, the contingency plans currently being formulated will be implemented. The amount of potential liability and lost revenue associated with the failure to alleviate the Year 2000 issues or implement appropriate contingency plans cannot be reasonably estimated at this time.

EURO CONVERSION

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

DISCONTINUED OPERATIONS

See Note H of Notes to Condensed Consolidated Financial Statements for additional details.

RESULTS FROM CONTINUING OPERATIONS

Third quarter 1998 net sales of $476.0 million were $52.1 million, or 10 percent, lower than the third quarter of 1997. Approximately one half of the shortfall in revenue was the result of planned divestitures and closures of low margin, non-strategic, commodity businesses and product lines. The balance of the decline was primarily attributable to lower volume associated with the weak market and economic conditions that continues to plague much of the specialty chemicals industry. Most notable for Witco was the effect of the economic crisis in the Asia/Pacific region, which had a negative impact on third quarter sales of approximately $14 million. Volume declined 11 percent from the prior year, however, after adjusting for the divestitures and closures, was down 3 percent. A more favorable product mix in selected businesses partially offset the effect of the lower volume.

Income from continuing operations for the third quarter of 1998 was $10.7 million compared to $25.7 million for the same quarter of 1997. The shortfall in net sales, partially offset by cost savings attributable to our three-year restructuring program and lower performance based compensation costs, was the major factor leading to the $15.0 million decline. Higher expenses relating to general and administrative and other, partially offset by a reduction in selling expense, added to the shortfall. Despite lower performance based compensation costs, general and administrative expenses were up over the prior year primarily due to higher costs attributable to business growth and system development initiatives. The increase in other expense was due to a reduction in non-recurring gains on dispositions of businesses, while the decline in selling expense was mainly a result of lower performance based compensation costs.

Net sales for the nine months ended September 30, 1998 of $1,487.6 million were $180.4 million, or 11 percent, below the same period of 1997. Shipments were down 14 percent compared to the prior year, however, after adjusting for planned divestitures and closures of low margin, non-strategic, commodity businesses and product lines, declined 6 percent. Of the total decline in net sales, the divestitures and closures accounted for approximately $83 million. Market weakness and adverse economic conditions experienced by the specialty chemicals industry resulted in a further erosion of net sales. The economic crisis in the Asia/Pacific region was the largest single factor, resulting in lower net sales of approximately $43 million. In addition, approximately $32 million of the net sales decline was attributable to the comparatively stronger US dollar. A more favorable product sales mix in certain businesses partially offset the adverse effect of the above factors.

For the nine months ended September 30, 1998, income from continuing operations was $46.3 million compared to $69.3 million for the corresponding 1997 period. The decline of $23.0 million, or 33 percent, was primarily attributable to lower net sales, partially offset by cost savings attributable to restructuring program initiatives and lower performance based compensation costs. General and administrative expenses, as reported, were down from the prior year due to lower performance based compensation costs. Excluding these costs, general and administrative expenses rose approximately 9 percent from the previous year primarily due to higher costs attributable to business growth and system development initiatives.

SEGMENT INFORMATION

The weak market and economic conditions experienced by the specialty chemicals industry during the current year adversely affected net sales and operating income of each segment. Segment net sales and operating income for the third quarter and nine months of 1998 and 1997 are set forth in the following table.


                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                   September 30,
                                                      1998            1997             1998             1997
                                                    --------        --------        ----------        ----------
                                                                 (Unaudited - millions of dollars)
Net sales:
     Oleochemicals & Derivatives                    $   92.5        $  100.1        $    280.0        $    314.4
     Performance Chemicals                             159.7           182.4             510.9             596.4
     Polymer Chemicals                                 119.8           130.8             368.5             398.5
     OrganoSilicones                                   104.0           114.8             328.2             358.7
                                                    --------        --------        ----------        ----------
          Net sales                                 $  476.0        $  528.1        $  1,487.6        $  1,668.0
                                                    --------        --------        ----------        ----------
Operating income from continuing
operations:
     Oleochemicals & Derivatives                    $    4.7        $    9.0        $      6.7        $     20.4
     Performance Chemicals                              11.3            15.2              48.3              50.9
     Polymer Chemicals                                   9.7            21.1              42.1              58.9
     OrganoSilicones                                    12.8            18.6              36.6              52.7
     Corporate and unallocated                          (6.5)           (7.4)            (17.4)            (23.8)
                                                    --------        --------        ----------        ----------
Operating income from continuing operations         $   32.0        $   56.5        $    116.3        $    159.1
                                                    --------        --------        ----------        ----------


OLEOCHEMICALS & DERIVATIVES

Oleochemicals and Derivatives' third quarter 1998 net sales of $92.5 million were $7.6 million, or 8 percent, lower than the same quarter of 1997. The decline resulted primarily from a 5 percent reduction in volume attributable to the economic crisis in the Asia/Pacific region and softness in selected markets. Glycerine prices continue to be below the prior year contributing to the decline in net sales.

Third quarter 1997 Oleochemicals and Derivatives' operating income included a $3.3 million non-recurring gain on the sale of the Food Emulsifiers business. Excluding this non-recurring gain, current quarter operating income of $4.7 million was $1.0 million lower than the third quarter of 1997. The decline was primarily attributable to lower shipments and reduced glycerine prices, partially offset by restructuring generated cost savings.

Net sales for Oleochemicals and Derivatives for the nine months ended September 30, 1998 of $280.0 million were down $34.4 million, or 11 percent, compared to the same period of 1997. The decrease was mainly attributable to a 6 percent decline in volume, while lower glycerine prices and the comparatively stronger US dollar added to the shortfall. Approximately 25 percent of the decline in volume related to the 1997 divestiture of the Food Emulsifiers business, with the balance being attributable to the continued economic weakness in the Asia/Pacific region and softness in selected markets.

Oleochemicals and Derivatives' operating income for the nine months ended September 30, 1997 included a non-recurring gain of $3.3 million from the sale of the Food Emulsifiers business. Current year operating income of $6.7 million was $10.4 million lower than the comparable period of 1997, excluding this non-recurring gain. This decrease resulted primarily from reduced shipments and lower glycerine prices.

PERFORMANCE CHEMICALS

Third quarter 1998 Performance Chemicals' net sales of $159.7 million were down $22.7 million, or 12 percent, compared to the same period of 1997. The decline was mainly attributable to a 14 percent reduction in volume, the vast majority of which was due to planned divestitures and pruning of non-strategic, commodity businesses and product lines. The economic crisis in the Asia/Pacific region also continues to adversely affect revenue.

Operating income for Performance Chemicals for the third quarter of 1998 was $11.3 million, which represented a decrease of $3.9 million compared to the same period of 1997. The reduced operating income was attributable to the drop in sales and higher manufacturing costs associated with operational problems at one of the segment's facilities, partially offset by reductions in performance based compensation costs and restructuring charges.

Performance Chemicals' net sales for the first nine months of 1998 of $510.9 million were $85.5 million, or 14 percent, less than the first nine months of 1997. The lower revenue was mainly attributable to a 19 percent decline in volume, with the comparatively stronger US dollar adding to the shortfall. Planned divestitures and pruning of low margin non-strategic, commodity businesses and product lines accounted for approximately 70 percent of the volume decline. The remainder was attributable to competitive pressures in selected markets and the economic crisis in the Asia/Pacific region.

Operating income for Performance Chemicals of $48.3 million for the nine months ended September 30, 1998 was $2.6 million, or 5 percent, less than the prior year. The revenue shortfall and higher manufacturing costs resulting from operational problems at one of the segments' facilities, partially offset by lower restructuring expenses and performance based compensation costs, were the major factors leading to the decline in operating income.

POLYMER CHEMICALS

Third quarter 1998 Polymer Chemicals' net sales of $119.8 million were $11.0 million, or 8 percent, lower than the same period of 1997. The shortfall was primarily attributable to a 12 percent decline in shipments. Planned divestitures and pruning of low margin, non-strategic products and product lines accounted for approximately 40 percent of the decline, with the remainder being attributable to a continued softness in the PVC market and the impact of the Asia/Pacific economic crisis.

Polymer Chemicals' operating income for the third quarter 1998 of $9.7 million was $11.4 million below 1997. The decline was primarily due to the reduction in sales and lower margins associated with the swap of Witco's epoxy systems and adhesives business for Ciba Specialty Chemicals' PVC heat stabilizers business. Business conditions in the third quarter inhibited implementation of plans to improve the performance of the newly acquired business.

Polymer Chemicals' net sales for the nine months ended September 30, 1998 of $368.5 million were $30.0 million, or 8 percent, lower than the corresponding period of 1997. The shortfall was mainly attributable to a 10 percent reduction in volume, while the comparatively stronger US dollar added to the decline. Approximately one-half of the drop in volume was attributable to planned divestitures and pruning of low margin, non-strategic products and product lines, with the balance being primarily attributable to a continued softness in the PVC market and the current year economic weakness in the Asia/Pacific region. A more favorable product sales mix partially offset the impact of lower volume and the stronger US dollar.

Operating income for Polymer Chemicals for the first nine months of 1998 of $42.1 million, declined $16.8 million from the same period of the prior year. The decline was mainly due to the shortfall in net sales and lower operating income attributable to the swap of Witco's epoxy systems and adhesive business for Ciba Specialty Chemicals' PVC heat stabilizers business. Business conditions delayed initiatives planned to improve the performance of this newly acquired business.

ORGANOSILICONES

OrganoSilicones' net sales of $104.0 million for the third quarter of 1998 declined $10.8 million, or 9 percent, from the same period of 1997. The decrease was due to a 12 percent decline in volume, primarily attributable to the continued economic weakness in the Asia/Pacific region, and the comparatively stronger US dollar. The adverse effect of these items was partially offset by a more favorable product sales mix.

Operating income for the third quarter 1998 of $12.8 million was $5.8 million below the third quarter of 1997. The decline was mainly attributable to the unfavorable impact of the comparatively stronger US dollar, the decrease in shipment volume and higher corporate charges, partially offset by lower performance based compensation costs.

OrganoSilicones' net sales of $328.2 million for the nine month period ended September 30, 1998 were down $30.5 million, or 9 percent, from the same period of 1997. The shortfall was primarily due to a 9 percent decline in volume and the comparatively stronger US dollar, partially offset by a more favorable product sales mix. Shipments were down mainly due to the current economic crisis in the Asia/Pacific region and a softness in US markets.

Operating income for the first nine months of 1998 for OrganoSilicones of $36.6 million declined $16.1 million compared to the same period of the prior year. The decline was mainly attributable to the net sales shortfall and the comparatively stronger US dollar, partially offset by lower performance based compensation costs.

OUTLOOK

During the first nine months of 1998, the Company experienced reduced net sales compared to the same period in 1997 due to a number of factors, including the purposeful disposition of non-strategic businesses and product lines;
market weakness and adverse economic conditions, the largest single component of which was the economic weakness in the Asia Pacific region; and the strong
US dollar. However, a more favorable product sales mix in certain businesses partially offset these factors. The Company believes that the economic uncertainty experienced by the chemical industry will continue for the foreseeable future. Nevertheless, the Company continues to implement its three year restructuring program. The cost savings, on a run rate basis, that were expected from the restructuring program are slightly behind the original schedule, although all of the benefits are expected to be achieved by the end of 1999, as originally planned. However, the decline in net sales and volume has obscured the visibility of the benefits achieved to date as a result of the cost savings efforts. Capital spending in 1998 is expected to be at its highest level during the three year restructuring plan. This high capital spending level, combined with the decline in net sales, will cause the total debt at the end of 1998 to be in a range approximating the total debt outstanding at September 30, 1998. In order to improve net sales in the current economic environment, the Company has taken, and continues to take, steps to improve its focus on customer service, rebuild its volume base and bring new products and applications to the market. Through these efforts, the Company believes that it can improve its net sales in 1999, at which time the leverage built into its cost structure, as a result of its restructuring efforts, will become visible in the Company's earnings.

CAUTIONARY STATEMENTS

Certain statements made in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section are "forward looking statements" that involve certain risks and uncertainties. The factors that could cause the actual results to differ materially from those presented herein include, without limitation, the cost and timing of the implementation of the Company's EDGE and non-EDGE projects, and the ability of the Company to implement its EDGE and non-EDGE projects before the calendar Year 2000, the timely response to and correction by third parties, suppliers and customers, to address Year 2000 problems, the ability of the Company to assess and implement contingency plans to its EDGE and non-EDGE projects, the Company's ability to generate appropriate cash flows, the cost of timing of the implementation of certain capital improvements, the cost and timing associated with the cost savings initiatives, the ability of the Company to develop and commercialize new products and effectively bring them to the market place, the ability of the Company to improve its customer service and error free delivery rates, the ability of the Company to implement its sales initiatives, including, realizing cross-business group selling opportunities, account development and a process to track new opportunities, the cost of environmental remediation and compliance efforts, technological or competitive changes in any of the Company's businesses, the ability to reach agreement with third parties on planned business arrangements, the Company's ability to maintain price increases, changes in product mix, availability and pricing of raw material, shifts in market demand, price and product competition, certain global and regional economic conditions and other factors listed from time to time in the Company's other Securities Exchange Commission filings.

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is a potentially responsible party ("PRP") or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the Company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of September 30, 1997, the Company was a PRP, or a defendant, in connection with 58 sites at which it is likely to incur environmental response costs as a result of actions brought against the Company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Resource Conservation and Recovery Act ("RCRA") or similar state or local laws. With 21 exceptions, all of these sites involve one or more other PRPs, and in most cases there are numerous other PRPs in addition to the Company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

The Company is a defendant in five similar actions arising out of the Company's involvement in the polybutylene resin manufacturing business in the 1970's. Four of the following cases are currently pending in California state courts and one is pending in Texas state court: East Bay Municipal Utility District v. Mobil Oil Corporation, et al., filed in November 1993, and pending in Superior Court for the County of San Mateo, California; City of Santa Maria v. Shell Oil Company, et al., filed in May 1994, and pending in Superior Court for the County of San Luis Obispo, California; Alameda County Water District v. Mobil Oil Corporation, et al., filed in April 1996, and Marin Municipal Water District v. Shell Oil Company, et al., filed in May 1996, both pending in Superior Court for the County of San Mateo; and City of Austin v. Shell Oil Company, et al., filed in June 1996, and pending in the District Court of Travis County, Texas. The actions generally allege that the Company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations in the California and Texas actions include breach of the California Unfair Practices Act and the Texas Deceptive Practices Act, respectively; breach of warranty, fraud and strict liability. It is possible that the Company may be named as a defendant in future actions arising out of its past involvement in the polybutylene resin manufacturing business.

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

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     15           Letter re unaudited interim financial information

     27           Financial Data Schedule


     (b) Reports on Form 8-K

                  There were no reports on Form 8-K filed during the three months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WITCO CORPORATION
                                       (Registrant)


Date: November 13, 1998                /s/      BRIAN J. DICK
                                       _________________________________________
                                       Brian J. Dick
                                       Controller - Chief Accounting Officer


Date: November 13, 1998                /s/      DUSTAN E. MCCOY
                                       _________________________________________
                                       Dustan E. McCoy
                                       Senior Vice President, General
                                       Counsel and Corporate Secretary

                                WITCO CORPORATION

                                INDEX TO EXHIBITS



      Exhibit No.    Description
      -------------- --------------------------------------
      15             Letter re unaudited interim financial information

      27             Financial Data Schedule
