Form 10-K405
period 1998-12-31
WITCO CORP
filed 1999-03-25
CIK 107889

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998           COMMISSION FILE NO. 1-4654

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes..X.. No .....

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of February 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on February 26, 1999, on the New York Stock Exchange for the Registrant's Common Stock, was $976,359,257 million.

     There were 57,644,824 shares of the Registrant's Common Stock outstanding on February 26, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for its April 28, 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

________________________________________________________________________________

                                     PART I

ITEM 1 -- BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     Witco Corporation (the 'Company' or 'Witco'), established in 1920, is a global manufacturer and marketer of specialty chemical products for use in a wide variety of industrial and consumer applications. Most of the Company's products are sold to industrial customers for use as additives, ingredients or intermediates that impart particular characteristics to such customers' end products. On December 31, 1998, the Company had approximately 5,700 employees worldwide.

     On October 19, 1995, Witco completed the acquisition of OSi Specialties Holding Company, an entity engaged in the manufacture of silicone surfactants, organofunctional silanes, specialty fluids and amine catalysts, with manufacturing and blending facilities in West Virginia, Europe, Latin America and Asia.

     In 1995, the Company completed the disposition of its Battery Parts and Carbon Black operations. These dispositions completed the Company's previously announced plan to dispose of all of the businesses of the Company's Diversified Products segment.

     In September 1995, Witco announced its intention to divest its Lubricants Group. In November 1996, the Company disposed of its grease gun and motor oil portions of its Lubricants business. The Company completed the divestiture of its Lubricants Group by disposing its refinery in Bradford, Pennsylvania in the first quarter of 1997 and its Golden Bear Division in the third quarter of 1997. In addition, during the fourth quarter of 1995, a restructuring plan was initiated which addressed the shut-down of five facilities.

     On December 12, 1996, the Company announced a restructuring plan to be implemented over a three year period (1997-1999). Elements of the plan include reducing fixed and variable costs, undertaking a $600 million three-year capital spending plan for new capacity, modernization, environmental and safety compliance and information systems and reducing the number of its manufacturing facilities, while consolidating related distribution, research and development and administrative centers. During 1997 and 1998, in connection with the divestiture of the Lubricants Group and the 1995 and 1996 restructuring plans, the Company closed or sold 14 manufacturing facilities, 41 warehouses and terminals, 20 sales and administrative offices and 5 research and development facilities. In addition, as part of the 1996 restructuring plan, the Company reduced its workforce by approximately 1,000 employees. At December 31, 1998, Witco conducted manufacturing operations at 36 plants worldwide, conducted sales and administrative activities at 53 sites worldwide, and was engaged in research and development activities at 21 locations worldwide.

     On May 29, 1998, Witco and Ciba Specialty Chemicals Inc. swapped businesses. Witco acquired Ciba's worldwide polyvinyl chloride ('PVC') heat stabilizers business and related assets, including those located at Lampertheim, Germany. Ciba acquired Witco's global epoxy systems and adhesives business and related assets in Bergkamen, Germany, with minor production facilities in Singapore and Italy.

     Effective on December 31, 1998, OSi Specialties, Inc., an indirect subsidiary of the Company, and OSi Specialties Holding Company, a direct subsidiary of the Company, merged with and into the Company.

     On January 13, 1999, Witco announced the next phase of its strategic plan to become a more efficient and focused company. As a result, Witco will focus its resources on its market leadership, high growth businesses: Polymer Chemicals, OrganoSilicones and Industrial Specialties. The Refined Products business, a lower growth market leadership business, will continue as an important part of the Company's portfolio, providing cash generation. Other businesses will be operated as non-core portfolio businesses, which will be cultivated based on their success in meeting strategic and financial goals. Decisions with respect to continued ownership, disposition or other creative strategic alternatives to strengthen those businesses will be made on that basis.

     On January 13, 1999, Witco also announced its intent to divest or seek a strategic alliance for its Oleochemicals and Derivatives Group. The investment banking firm of Deutsche Bank Securities was engaged in the third quarter of 1998 to assist in this effort and offering memoranda were circulated to interested parties during January 1999. The Company expects to complete a transaction in 1999. In addition to completing the relevant operating improvement initiatives begun in 1997, Witco also announced plans to reduce non-manufacturing total operating expenses, including costs related to corporate infrastructure, consistent with the restructuring of the Witco portfolio and change in business emphasis. As of February 26, 1999, the Company has not yet determined the total expected employee reductions resulting from these actions.

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

(c) NARRATIVE DESCRIPTION OF BUSINESS

     As of December 31, 1998, the Company's operations were divided among four business groups: the Polymer Chemicals Group, the OrganoSilicones Group, the Performance Chemicals Group and the Oleochemicals & Derivatives Group.

POLYMER CHEMICALS GROUP

     Witco's Polymer Chemicals Group is a global leader in supplying additives and catalysts for the polymer industry. It manufactures stabilizers, lubricants, plasticizers, and peroxide catalysts, and markets UV stabilizers and anitstats, which products are used in the manufacture of PVC compounds and resins for such applications as pipes, fittings, siding and packaging materials. The Polymer Chemicals Group is also a supplier of lubricants, antioxidants and peroxide catalysts to polyolefin/polystyrene manufacturers. These resins are used extensively in a broad spectrum of applications ranging from packaging film to small appliance housings. The Polymer Chemicals Group is also a producer of aluminum alkyls, used as cocatalysts in the production of polyolefins (including polyethylene and polypropylene), which are among the world's largest volume plastics used in packaging, cars, furniture and appliances, and of organotin compounds for the production of PVC stabilizers and biocides for marine paints.

ORGANOSILICONES GROUP

     The OrganoSilicones Group manufactures and sells over 500 silicone-based chemical intermediate products to manufacturers of fiberglass, reinforced plastics, polyurethane foam, textiles, coatings, automotive, adhesives, rubber, pharmaceuticals, thermoplastics, sealants, agricultural, electrical and personal care products throughout the world. In 1958, the OrganoSilicones Group (while part of Union Carbide Corporation) invented the use of silicone surfactants in the manufacture of urethane foam. This fundamental technological advance facilitated a lower-cost, continuous manufacturing method, resulting in accelerated growth in the urethane foam industry. The OrganoSilicones Group was also a pioneer in the silanes industry, and was instrumental in developing key technology for the reinforcement of plastics.

     Regardless of form, most silicones share a combination of properties, including electrical resistance, ability to maintain performance across a broad range of temperatures, resistance to aging, water repellence, lubricating characteristics and relative chemical and physiological inertness. The versatility of silicone-based intermediates has led to a wide variety of applications across a broad spectrum of industries in all major countries. Examples of the OrganoSilicones Group's products include surfactants, catalysts, coupling agents, process aids and other silicone-based specialty chemicals. Surfactants also serve as wetting agents in a broad spectrum of applications and are used in personal care products (hair conditioning), coatings (for flow control and leveling) and agriculture (netting). Catalysts effect the reaction rates and rise during the urethane foaming process. Coupling agents bond inorganic and organic materials and enhance the physical, mechanical and adhesion properties of a variety of products, including fiberglass, sealants, rubber and coatings. Process aides include foam control agents, which inhibit foam formation or reduce foam in such diverse applications as antacid tablets, fountain soda and pulp and paper processing.

PERFORMANCE CHEMICALS GROUP

     The Company's Performance Chemicals Group consists of five business units:
Refined Products, Petroleum Additives, Industrial Specialties, Urethane Chemicals and Baxenden, a 53.5% owned subsidiary of the Company.

Refined Products

     The Refined Products business is engaged in the manufacture and marketing of a wide range of high purity hydrocarbon products, including white oils, petrolatums, microcrystalline waxes, cable compounds, and refrigeration oils, serving numerous global markets predominantly requiring food grade quality. The business' product lines serve as lubricants, emollients, moisture barriers, plasticizers and carriers and are characterized by their chemical inertness and high quality. The Refined Products business serves five major market segments: polystyrene, polymers (including polyolefin, thermoplastic elastomers and PVC applications), personal care, refrigeration oils and telecommunication cables, as well as additional minor markets.

     As a result of its expanded relationship with Petro-Canada Lubricants of Mississauga, Ontario, Canada, announced on October 27, 1998, Petro-Canada became Refined Products' supplier for most grades of paraffinic white oils used in certain applications and Refined Products became Petro-Canada's exclusive distributor of these white oils in North America, Latin America and Asia Pacific. Refined Products' sales, marketing and distribution organization service Refined Products' and Petro-Canada's paraffinic white mineral oil customers for a variety of applications.

Petroleum Additives

     The Petroleum Additives business is a manufacturer and marketer of sulfonates, primarily used as performance additives in transport and industrial lubricant applications, and as heavy fuel additives. The Witco sulfonate product line includes neutral and overbased calcium sulfonates, overbased magnesium sulfonates, neutral and overbased barium sulfonates and sodium sulfonates. These sulfonates are oil soluble surfactants, and their properties include detergency to help lubricants keep car, truck and ship engines clean with minimal wear; emulsification and corrosion protection for metalworking fluids; and corrosion protection for heavy fuels used in power generation.

Industrial Specialties

     The Industrial Specialties business manufactures and sells a broad line of ethoxylated and sulfonated surfactants to a range of industries, primarily agriculture, oil field, emulsion (water based) polymers, paints and coatings; and, to a smaller extent, to personal care, soap and detergent, and textile markets. Surfactants change the surface tension (spreadability) of liquids. In agricultural applications, surfactants separate pesticides into small particles, thereby increasing their efficacy via dispersion and penetration; in the oil field, surfactants are used as demulsifiers that aid in the clean separation of oil from water.

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

Baxenden

     Baxenden, a 53.5% owned Witco subsidiary (partner Croda Inc. at 46.5%) is engaged in the manufacture and marketing of isocyanate derivatives, polyesters and specialty polymer systems used in a wide range of applications. The major markets served by Baxenden are automotive, construction, surface coatings, leather and textile finishers. Sub-markets include coatings, adhesives, sealants, glastomers and insulation for the above markets. Baxenden is focused on specialty polymer and resin chemistry and novel curing mechanisms for such polymers. The core technology is isocyanate and acrylic chemistry but includes novel polyesters and esterification processes.

OLEOCHEMICALS & DERIVATIVES GROUP

     The Oleochemicals & Derivatives Group is an integrated producer of surfactants based on natural fats and oils. Witco is one of North America's largest fatty acid producers, and a global leader in cationics ('quats'), amphoterics and specialty anionic and nonionic surfactants. The group supplies a myriad of industries, including personal care, home and fabric care, paper, textiles, rubber, coatings and plastic.

     Basic Oleochemicals (fatty acids and glycerine) modify surfaces either as direct lubricants or emulsifiers or as intermediates for ingredients that modify surfaces. Examples of diverse applications of fatty acids include acting as lubricants in plastics; components of personal care products such as soaps, creams and lotions; and acting as curing systems for rubber.

     Oleochemical derivatives are value added analogs of fatty acids produced through creative chemistry, modifying molecules to provide specialized solutions to customer performance requirements. Witco is one of the world's largest producers of quats, which are used as laundry softeners, in personal care as hair conditioners and in many other applications. Amphoteric surfactants combine detergency with natural mildness, making them ideal for shampoos, dishwashing detergents, and many other skin care, personal care and detergent products. Ethoxylated specialties, based on mono/diglycerides, like amphoteric surfactants, are based on natural compounds that clean without irritating the skin. They are used to make shampoos, body gels and similar products richer and creamier.

     On January 13, 1999, the Company announced its intent to divest or seek a strategic alliance for the Oleochemicals and Derivatives Group. The investment banking firm of Deutsche Bank Securities was engaged in the third quarter of 1998 to assist in this effort and offering memoranda were circulated to interested parties during January 1999. The Company expects to complete a transaction in 1999.

RAW MATERIALS

     The Company's businesses use many raw materials in the manufacture of their products. The important raw materials for each business group are as follows: the Polymer Chemicals Group: rape seed oil, tin, soybean oil and monochloroacetic and acetic acid; the OrganoSilicones Group: trichlorosilane, polyether fluids and dimethyl siloxane hydrolyzate; the Performance Chemicals
Group: adipic acid, ethylene oxide, base oils, alkylates and ethylene glycol; and the Oleochemicals and Derivatives Group: tallow, lard, soybean oil and fatty acids.

     Although many of the raw materials purchased by the Company are generally available from a large number of qualified suppliers, certain important raw materials are obtained from a sole-source or a few major suppliers. Major requirements for key raw materials are typically purchased pursuant to multi-year contracts. The Company is not dependent on any one supplier for a material amount of its raw material requirements; provided, however, the OrganoSilicones Group purchases, in the aggregate, approximately 40% of its raw materials from Dow Corning Corporation and Union Carbide Corporation under various long-term agreements, which terms expire at various times through 2010.

     While temporary shortages of raw materials may occur occasionally, raw materials are currently readily available. However, their continuing availability and price are subject to domestic and world market and political conditions and regulations.

METHOD OF DISTRIBUTION; CUSTOMERS

     Most of the Company's products are marketed directly through Witco's own sales force. Many of the Company's customers are supplied and serviced on a global basis. None of the Company's business groups are dependent to a significant extent upon a single customer or few customers and, due to the diversity of product lines in which the Company competes, no significant portion of the Company's sales or earnings is generated by a single customer.

COMPETITION

     The Company operates in a highly competitive marketplace. The chemical industry has been historically competitive and these conditions are expected to continue. The Company competes worldwide on the basis of quality, price, product performance, product innovation and customer service and support.

     The Company competes against a number of other companies in each of its product lines. It is not practical to discuss the Company's numerous competitors because of the diversity of the Company's products, the markets served and the worldwide business of the Company, although none of such companies compete with the Company in all of its product lines. Overall, however, the Company regards its principal product groups to be highly competitive with many other products of other producers and believes that it is an important producer and market leader of many such product groups.

PATENTS AND TRADEMARKS

     The Company owns and controls patents, trade secrets, trademarks, trade names, copyrights and confidential information, which in the aggregate, are of material importance to its business. However, the Company is not materially dependent upon any single patent or trademark. The Company's trademarks are registered in the United States and in a number of foreign countries, with renewable terms of registration expiring generally between 1999 and 2019. The Company intends to renew in a timely fashion those trademarks that are renewable and deemed important to its continuing business operations. Additionally, the Company currently has approximately 2,650 patents and pending patent applications worldwide related to its continuing business operations. The Company intends to continue to file patent applications on new and emerging technologies.

RESEARCH AND DEVELOPMENT

     The Company is actively engaged in research and development programs designed to develop new products, manufacturing processes, systems and technologies to enhance existing products and processes. The Company believes its investments in research and development have been an important factor in establishing and maintaining its competitive position. Witco expended approximately $74.2 million in 1998, $71.8 million in 1997 and $73.1 million in 1996 on research and development of new products and services for its continuing operations, and for improvements and new applications of existing products and services for its continuing operations.

SEASONALITY; BACKLOG

     Each of the Company's business groups do not experience seasonality to any significant extent. The nature of the business conducted by each of the Company's four business groups is such that customer orders are usually filled within 30 days. Accordingly, backlog is not significant to the Company's business.

ENVIRONMENTAL MATTERS

     The industries in which Witco operates have experienced increased operating costs and capital investments due to statutes and regulations at the federal, state and local levels for the protection of the environment. Witco believes that expenditures for compliance with these statutes and regulations will continue to have a significant impact upon the conduct of its business. The trend for greater environmental awareness and more stringent environmental regulations is likely to continue and while Witco cannot accurately predict how this trend will affect future operations and earnings, Witco does not believe its costs will vary significantly from those of its competitors in the chemical industry.

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

     Capital expenditures related to environmental matters amounted to $47.4 million in 1998. The Company estimates that approximately $20 million will be expended on similar matters in 1999.

     Reference is made to the 'Environmental Matters' section of the Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 7 -- 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

YEAR 2000 ISSUES

     Reference is made to the 'Year 2000' section of the Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item
7 -- 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     Sales of Witco's continuing non-U.S. operations were $833 million, or 42.9% of total sales from continuing operations, for the year ended December 31, 1998. Witco's foreign subsidiaries generally manufacture products similar to the principal products manufactured domestically. Manufacturing is conducted by subsidiaries in Belgium, Brazil, Canada, Denmark, England, Germany, Italy, Mexico, the Netherlands, Singapore and Spain. In addition, the Company operates producing and other facilities in Korea, Hong Kong, Malaysia, Thailand and Indonesia.

     In accordance with normal market conditions, sales made outside the United States are generally made on longer terms of payment than would be normal within the United States. Foreign operations are subject to certain risks inherent in carrying on international business, including currency devaluations and controls, export and import restrictions, inflationary factors, product supply, economic controls, nationalization and expropriation. The likelihood of such occurrences varies from country to country and is not predictable. However, the Company's primary foreign operations are based in Western Europe and other stable areas, and, therefore, the Company does not believe these risks will have a significant impact upon the Company.

     Reference is made to Note 17 of Notes to Financial Statements. See Item 8 -- Financial Statements and Supplementary Data following Part IV of this report.

ITEM 2 -- PROPERTIES

     At December 31, 1998, Witco conducted manufacturing and other operations at 37 principal facilities worldwide, of which 18 are in the United States and 19 are in other countries. Of these principal facilities, 7 are utilized for Polymer Chemicals product manufacturing; 14 are utilized for Performance Chemicals product manufacturing; 4 are utilized for OrganoSilicones product manufactur-ing; 6 are utilized for Oleochemicals & Derivatives product manufacturing and 6 are utilized for administrative and research purposes. All of the facilities are in good operating condition.

 PRINCIPAL MANUFACTURING PLANTS AND OTHER IMPORTANT PHYSICAL PROPERTIES RELATED
                                 TO CONTINUING
        OPERATIONS -- LOCATIONS BY INDUSTRY SEGMENT (OWNED IN FEE EXCEPT
              WHERE PARENTHETICAL DATES REFER TO LEASE EXPIRATION)

POLYMER CHEMICALS GROUP

United States
Mapleton MOP, Illinois
Taft, Louisiana
Brooklyn, New York*
Marshall, Texas

International
Bergkamen, Germany (2091)
Lampertheim, Germany
Cuatitlan, Mexico

ORGANOSILICONES GROUP

United States
Sistersville, West Virginia

International
Antwerp, Belgium (2019)
Itatiba, Brazil
Termoli, Italy

PERFORMANCE CHEMICALS GROUP

United States
Perth Amboy, New Jersey
Houston, Texas
Fort Worth, Texas
Gretna, Louisiana
Harahan, Louisiana*
Petrolia, Pennsylvania

International
West Hill, Canada
Amsterdam, the Netherlands
Haarlem, the Netherlands
Koog aan de Zaan, the Netherlands
Soro, Denmark (2005)
Accrington, England
Droitwich, England
Singapore

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

OTHER FACILITIES

United States
Greenwich, Connecticut (2014)                             World Headquarters -- Principal Executive,
                                                          Administrative and Sales Office
Tarrytown, New York (2007)                                Research
Dublin, Ohio                                              Research
S. Charleston, West Virginia (2000)                       Administrative, Research and Sales Office

International
Singapore (1999)                                          Administrative, Research and Sales Office
Meyrin, Switzerland (2007)                                Principal European Executive and Administrative Office,
                                                          Research and Sales Office


ITEM 3 -- LEGAL PROCEEDINGS

     The Company is a potentially responsible party ('PRP') or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the Company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of December 31, 1998, the Company was a PRP, or a defendant, in connection with 53 sites at which it is likely to incur environmental response costs as a result of actions brought against the Company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ('CERCLA'), the federal Resource Conservation and Recovery Act ('RCRA') or similar state or local laws. With 21 exceptions, all of these sites involve one or more other PRPs, and in most cases there are numerous other PRPs in addition to the Company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

     The Company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position or liquidity. However, the Company's operating results or cash flow could be materially affected in future periods by the resolution of contingencies.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1998.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth information regarding executive officers of the Company as of March 4, 1999, and is included in Part I in accordance with Instruction 3 of Item 401(b) of Regulation S-K.

                                                SERVED IN
                                                 PRESENT
                                                POSITION               PRIOR BUSINESS EXPERIENCE
           NAME AND PRESENT TITLE                 SINCE                 (WITHIN LAST FIVE YEARS)               AGE
---------------------------------------------   ---------   ------------------------------------------------   ---
Peter J. Biancotti ..........................      1997     Vice President and Controller 1983 to 1997         55
  Vice President, Business Assurance
E. Gary Cook ................................      1996     President and COO of Albemarle Corporation--March  54
  Chairman, President and CEO                                 1994 to June 1996.
Bruce G. Davis ..............................      1995     Vice President, Purchasing and Logistics,          50
  Vice President, Global Purchasing and                       Standard Products -- 1993 to 1995.
  Logistics
Brian J. Dick ...............................      1997     Assistant Controller 1995 to 1997. Controller,     42
  Vice President and Controller                               Formica Corporation prior to 1995.
Camillo J. DiFrancesco ......................      1996     Vice President of Investor Relations -- March      49
  Senior Vice President and Chief Financial                   1996 to September 1996. Vice President and
  Officer                                                     CFO, OSi Specialties, Inc. -- July 1993 to
                                                              March 1996.
Gerald Katz .................................      1998     Senior Vice President and Head of Performance      61
  Senior Vice President, Corporate                            Chemicals Group -- 1997 - 1998, Senior Vice
  Development                                                 President of Corporate Development -- 1995 to
                                                              1996. Group Vice President and Senior Managing
                                                              Director, Witco Europe -- 1992 to 1994.
Patrick C. Mackey ...........................      1999     Group Vice President, Polymer Chemicals            52
  Executive Vice President                                    1997 - March 1999. Director, Integrated
                                                              Operations and Human Resources (Global Nylon)
                                                              Du Pont Corporation prior to 1997.
Dustan E. McCoy .............................      1999     Senior Vice President, OrganoSilicones --          49
  Executive Vice President                                    January 1999 - March 1999. Senior Vice
                                                              President, Performance Chemicals Group --April
                                                              1998 -- January, 1999. Senior Vice President,
                                                              General Counsel and Corporate
                                                              Secretary -- October 1966 to April 1998. Vice
                                                              President, General Counsel and Corporate
                                                              Secretary -- April 1993 to October 1996.
Eric R. Myers ...............................      1996     Vice President of Investor Relations --            52
  Group Vice President, Corporate                             September 1996 to November 1996. Vice
  Restructuring/Implementation                                President and General Manager, Lubricants
                                                              Business -- May 1993 to September 1996.
Edward Pollak ...............................      1997     Vice President -- International, OSi               64
  Vice President, Asia/Pacific                                Specialties -- 1994 to 1997.

                                                        (continued on next page)

(continued from previous page)

                                                SERVED IN
                                                 PRESENT
                                                POSITION               PRIOR BUSINESS EXPERIENCE
           NAME AND PRESENT TITLE                 SINCE                 (WITHIN LAST FIVE YEARS)               AGE
---------------------------------------------   ---------   ------------------------------------------------   ---
James M. Rutledge ...........................      1990                                                        46
  Vice President and Treasurer
Frederick A. Shinners .......................      1996     Group Vice President of                            56
  Group Vice President, Europe                                Oleochemicals/Surfactants -- June 1994 to
                                                              December 1996. Vice President and General
                                                              Manager of GE Silicones -- August 1990 to June
                                                              1994.
Edgar J. Smith, Jr ..........................      1999     Consultant from 1996 - 1999, Vice President.       64
  Vice President, General Counsel and                         General Counsel and Corporate Secretary,
  Corporate Secretary                                         General Signal Corporation prior to 1996.
Georg Urban. ................................      1996     Managing Director of Witco's European              52
  Group Vice President, Oleochemicals &                       surfactants business -- 1993 to 1996.
  Derivatives
David N. Verner .............................      1999     Group Vice President, OrganoSilicones -- April     51
  Vice President, Human Resources                             1996 to January 1999. Vice President, Urethane
                                                              Additives business unit -- October 1995 to
                                                              April 1996. Vice President, Urethane
                                                              Additives, OSi Specialties, Inc. -- July 1993
                                                              to October 1995.

                                    PART II

ITEM 5 -- MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Witco's Common Stock is listed on the New York Stock Exchange. The following table reflects the high and low sales prices, as reported on such exchange for each quarterly period during the past two years:

                                                      1998                1997
                                                ----------------    ----------------
                   QUARTER                       HIGH      LOW       HIGH      LOW
---------------------------------------------   ------    ------    ------    ------
First........................................   $43.94    $38.06    $34.88    $29.44
Second.......................................   $40.56    $29.25    $38.38    $33.25
Third........................................   $31.12    $19.50    $47.63    $38.00
Fourth.......................................   $21.81    $14.38    $45.50    $38.00

     The approximate number of holders of record of the Company's Common Stock as of February 26, 1999, was 3,981.

     Dividends on the Common Stock have been declared quarterly during the past two years as follows:

                                                                          PER SHARE
                                                                         ------------
                               QUARTER                                   1998    1997
----------------------------------------------------------------------   ----    ----
First.................................................................   $.28    $.28
Second................................................................   $.28    $.28
Third.................................................................   $.28    $.28
Fourth................................................................   $.28    $.28

ITEM 6 -- SELECTED FINANCIAL DATA

     The data for this item are submitted as a separate section following Part IV of this report.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The data for this item are submitted as a separate section following Part IV of this report.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to the 'Market Risk and Risk Management Policies' section of the Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 7 -- 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

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

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(A) IDENTIFICATION OF DIRECTORS

     Reference is made to pages 4 through 6 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1999.

(B) IDENTIFICATION OF EXECUTIVE OFFICERS

     Reference is made to Part I of this Form 10-K.

(C) BUSINESS EXPERIENCE

     Reference is made to pages 4 through 6 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1999 and Part I of this Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Reference is made to page 13 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1999.

ITEM 11 -- EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the captions 'Outside Directors' Compensation' and 'Executive Compensation' on pages 9 and 14, respectively, of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1999.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information with respect to beneficial ownership of the Company's voting securities, and rights thereto, reference is made to the information set forth under the captions 'Security Ownership of Directors and Officers' and 'Principal Shareholders' on pages 12 and 11, respectively, of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1999.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) TRANSACTIONS WITH MANAGEMENT AND OTHERS

     Reference is made to the information set forth under the caption 'Outside Directors' Compensation' and 'Transactions with Management' on pages 9 and 23, respectively, of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1999.

(b) CERTAIN BUSINESS RELATIONSHIPS

     Reference is made to the information set forth under the captions 'Certain Business Relationships' and 'Compensation Committee Interlocks and Insider Participation' on page 10 of the Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 1999.

                 PART IV

ITEM 14  -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1 and 2 -- The response to this portion of Item 14 is submitted as a separate section of this report.

     (a) 3 -- Exhibits:

EXHIBIT
  NO.
-------
    3(i)  -- Restated Certificate of Incorporation.(1)
    3(ii) -- By-laws, as amended.(1)
    4     -- Instruments defining the rights of security holders, including indentures.
             (i)  -- Rights Agreement dated as of March 2, 1995, between Witco Corporation and First
                     Chicago Trust Company of New York.(2)
             (iii) -- Indenture dated February 1, 1993 between Witco Corporation and Chase Manhattan Bank, as Trustee(3).
   10     -- Material Contracts.
             (i)      --  1. Credit Agreement dated as of March 31, 1997.(4)
             (iii)(A) -- Execute Compensation Plans and Arrangements Required to be Filed:
                      --  1. 1986 Stock Option Plan for Employees, as amended.(5)
                      --  2. 1989 Stock Option Plan for Employees.(6)
                      --  3. 1992 Stock Option Plan for Employees, as amended.(7)
                      --  4. 1995 Stock Option Plan for Employees.(8)
                      --  5. Amendment No. 1 to 1995 Stock Option Plan for Employees.(9)
                      --  6. Amendment No. 1 to the 1992 Stock Option Plan for Employees (10)
                      --  7. Amendment to the Witco Corporation Employee Retirement Savings Plan (11)
                      --  8. Consultancy Agreement Between the Company and William Wishnick.(12)
                      --  9. Employment Agreement, dated June 12, 1996, by and between Witco Corporation and E. Gary
                             Cook.(13)
                      -- 10. Employment Agreement dated March 1, 1998 by and between Witco Corporation and Patrick
                             C. Mackey.
                      -- 11. Letter Agreement dated March 11, 1999 by and between Witco Corporation and Roger Sharp.
                      -- 12. Witco Corporation 1994 Deferred Compensation Plan.(14)
                      -- 13. Witco Corporation Deferred Compensation Plan.(15)
                      -- 14. Supplemental Executive Retirement Plan of Witco Corporation as amended and restated
                             effective December 5, 1995.(16)
                      -- 15. 1997 Stock Incentive Plan for Employees.(17)
                      -- 16. Shareholder Value Incentive Plan.(18)
                      -- 17. Officer Annual Incentive Plan.(19)
                      -- 18. Long Term Incentive Plan.(20)
   21     -- Subsidiaries of the Registrant.
   23     -- Consent of Independent Auditors.
   24     -- Power of Attorney.(21)
   27     -- Financial Data Schedule.

     (b) Reports on Form 8-K.

          (i) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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

 (3) This Exhibit was filed as an Exhibit to the Registration Statement on Form S-3, registration number 33-45865, filed February 20, 1992, Post Effective Amendment No. 2 to the Registration Statement on Form S-3, registration number 33-58066, filed March 19, 1993, and the Registration

                                                        (footnotes on next page)

(footnotes from previous page)
     Statement on Form S-3, registration number 33-65203, filed January 25, 1996 and such Exhibit is incorporated herein by reference.

 (4) This Exhibit was included as an exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 1997, and such Exhibit is hereby incorporated by reference.

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

 (8) The 1995 Stock Option Plan was filed as an Exhibit to the Registration Statement on Form S-8, registration number 33-60755, effective June 30, 1995, and such Exhibit is hereby incorporated by reference.

 (9) Amendment No. 1 to the 1995 Stock Option Plan for employees was filed as an Exhibit to the Registration Statement on Form S-8, registration number 33-05509, effective June 7, 1996, and such Exhibit is hereby incorporated by reference.

(10) Amendment No. 1 to the 1992 Stock Option Plan for Employees was filed as an Exhibit to the Form 10Q for the quarter ended June 30, 1998, and such
     Exhibit is hereby incorporated by reference.

(11) Amendment to Witco Corporation Employee Retirement Savings Plan was filed as an Exhibit to the Registration Statement on Form S-8, registration number 333-66033, effective October 23, 1998; and such Exhibit is hereby incorporated by reference.

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

(15) This Exhibit was included as an exhibit to the annual report on Form 10-K for the fiscal year ended December 31, 1997, and such Exhibit is hereby incorporated by reference.

(16) This Exhibit was included as an exhibit to the annual report on Form 10-K for the fiscal year ended December 31, 1995, and such Exhibit is hereby incorporated by reference.

(17) This Exhibit was filed as an Exhibit to the Registration Statement on Form S-8, registration number 333-33221, effective August 8, 1997, and such
     Exhibit is hereby incorporated by reference.

(18) This Exhibit was included as an exhibit to the Proxy Statement dated March 21, 1997; and such Exhibit is hereby incorporated by reference.

(19) This Exhibit was included as an exhibit to the Proxy Statement dated March 21, 1997, and such Exhibit is hereby incorporated by reference.

(20) This Exhibit was included as an exhibit to the Proxy Statement dated March 25, 1996, and such Exhibit is hereby incorporated by reference.

(21) The Power of Attorney appears on the Signature Page.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1999.

                                          WITCO CORPORATION


                                          By          /s/ E. GARY COOK
                                             ...................................
                                                        E. GARY COOK
                                                   CHAIRMAN OF THE BOARD,
                                                         PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints E. GARY COOK, CAMILLO J. DIFRANCESCO, or EDGAR J. SMITH, JR., acting severally, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                   NAME                                        TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------
PRINCIPAL EXECUTIVE OFFICER:

             /s/ E. GARY COOK                Chairman of the Board, President and Chief      March 25, 1999
 .........................................                Executive Officer
               E. GARY COOK

PRINCIPAL FINANCIAL OFFICER:

        /s/ CAMILLO J. DIFRANCESCO           Senior Vice President and Chief Financial       March 25, 1999
 .........................................                     Officer
          CAMILLO J. DIFRANCESCO

DIRECTORS:

             /s/ E. GARY COOK                                 Director                       March 25, 1999
 .........................................
               E. GARY COOK

        /s/ DONALD L. BLANKENSHIP                             Director                       March 25, 1999
 .........................................
          DONALD L. BLANKENSHIP

            /s/ BRUCE R. BOND                                 Director                       March 25, 1999
 .........................................
              BRUCE R. BOND

           /s/ SIMEON BRINBERG                                Director                       March 25, 1999
 .........................................
             SIMEON BRINBERG

                   NAME                                        TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------
           /s/ WILLIAM G. BURNS                               Director                       March 25, 1999
 .........................................
             WILLIAM G. BURNS

            /s/ LOUISE GOESER                                 Director                       March 25, 1999
 .........................................
              LOUISE GOESER

           /s/ WILLIAM R. GRANT                               Director                       March 25, 1999
 .........................................
             WILLIAM R. GRANT

          /s/ RICHARD M. HAYDEN                               Director                       March 25, 1999
 .........................................
            RICHARD M. HAYDEN

            /s/ HARRY G. HOHN                                 Director                       March 25, 1999
 .........................................
              HARRY G. HOHN

           /s/ NICHOLAS PAPPAS                                Director                       March 25, 1999
 .........................................
             NICHOLAS PAPPAS

            /s/ DAN J. SAMUEL                                 Director                       March 25, 1999
 .........................................
              DAN J. SAMUEL

           /s/ BRUCE F. WESSON                                Director                       March 25, 1999
 .........................................
             BRUCE F. WESSON

           /s/ WILLIAM WISHNICK                               Director                       March 25, 1999
 .........................................
             WILLIAM WISHNICK

                                ANNUAL REPORT ON
                                   FORM 10-K
                            ITEM 6, ITEM 7, ITEM 8,
                      ITEM 14(a)(1) AND (2) AND ITEM 14(d)
                         INDEX OF FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1998
                               WITCO CORPORATION
                             GREENWICH, CONNECTICUT

                                     INDEX
                           ANNUAL REPORT ON FORM 10-K
         ITEM 6, ITEM 7, ITEM 8, ITEM 14(a)(1) AND (2), AND ITEM 14(d)
                               DECEMBER 31, 1998

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

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- SEE ITEM 14(a)(1) AND (2) BELOW.

ITEM 14(a)(1) AND (2) AND ITEM 14(d)

     The following consolidated financial statements of Witco Corporation and subsidiary companies, for the year ended December 31, 1998, are included in Item 8:

                                                                                                          PAGE NO.
                                                                                                          --------
     Report of Independent Auditors....................................................................      F-1
     Consolidated Balance Sheets-December 31, 1998 and 1997............................................      F-2
     Consolidated Statements of Operations-Years Ended December 31, 1998, 1997 and 1996................      F-3
     Consolidated Statements of Cash Flows-Years Ended December 31, 1998, 1997 and 1996................      F-4
     Consolidated Statements of Shareholders' Equity-Years Ended December 31, 1998, 1997 and 1996......      F-5
     Notes to Financial Statements.....................................................................      F-6
     Quarterly Financial Data (unaudited)..............................................................     F-24

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

Witco Corporation and Subsidiary Companies

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in millions of dollars except per share data)                 1998(A)     1997(B,C)       1996(D)      1995(E,F)      1994(G)
-----------------------------------------------------------------------------------------------------------------------------
SELECTED STATEMENT OF OPERATIONS DATA
Net sales                                                 $   1,941.5    $  2,187.4    $  2,263.3     $  1,985.1   $  1,841.4
Gross profit                                              $     471.7    $    558.0    $    503.0     $    416.3   $    407.1
Operating income (loss) from continuing operations        $     148.0    $    205.0    $   (262.1)    $    201.3   $    173.4
Income (loss) from continuing operations before income
  taxes and cumulative effect of accounting change        $     101.6    $    152.7    $   (325.8)    $    169.1   $    149.8
Income (loss) from continuing operations before
  cumulative effect of accounting change                  $      58.9    $     90.1    $   (247.2)    $    100.3   $     94.4
Income (loss) from discontinued operations -
  net of income taxes (benefit)                                    --          10.0         (67.9)           4.1         12.7
Cumulative effect of accounting change -
  net of income tax benefit                                        --          (5.2)           --             --           --
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $      58.9    $     94.9    $   (315.1)    $    104.4   $    107.1
=============================================================================================================================
Per common share - basic:
Income (loss) from continuing operations                  $      1.02   $      1.58   $     (4.37)   $      1.78  $      1.74
Income (loss) from discontinued operations                         --           .17         (1.20)           .07          .23
Cumulative effect of accounting change                             --          (.09)           --             --           --
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $      1.02   $      1.66   $     (5.57)   $      1.85  $      1.97
=============================================================================================================================
Per common share - diluted:
Income (loss) from continuing operations                  $      1.02   $      1.55   $     (4.37)   $      1.77  $      1.69
Income (loss) from discontinued operations                         --           .17         (1.20)           .07          .22
Cumulative effect of accounting change                             --          (.09)           --             --           --
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $      1.02   $      1.63   $     (5.57)   $      1.84  $      1.91
=============================================================================================================================
SELECTED BALANCE SHEET DATA
Working capital                                           $      46.0    $    221.3    $    243.2     $    249.6   $    551.6
Property, plant and equipment expenditure (including
  acquisitions)                                           $     281.6    $    201.6    $    161.2     $    343.0   $    107.4
Property, plant and equipment - net                       $     961.7    $    780.4    $    735.4     $    789.8   $    720.0
Total assets                                              $   2,338.9    $  2,297.6    $  2,391.7     $  2,750.6   $  1,919.3
Long-term debt                                            $     688.2    $    645.1    $    700.8     $    683.8   $    346.5
Total shareholders' equity                                $     657.8    $    644.3    $    627.9     $  1,004.1   $    940.0
Book value per common share                               $     11.41    $    11.20    $    11.05     $    17.78   $    16.73
=============================================================================================================================
SELECTED OTHER FINANCIAL DATA
Number of shareholders (record holders) -
  at year end                                                   3,993         4,194         4,563          4,990        5,194
Weighted average number of common shares outstanding
  - basic (in thousands)                                       57,518        57,130        56,591         56,312       54,812
Weighted average number of common shares outstanding
  - diluted (in thousands)                                     57,958        58,042        56,591         56,656       56,507
Dividends paid per share - common stock                   $      1.12    $     1.12    $     1.12    $      1.12   $     1.03
Dividends declared per share - common stock               $      1.12    $     1.12    $     1.12    $      1.12   $     1.06
Market price to the nearest dollar, per common share on
  New York Stock Exchange (high-low)                      $     43-15    $    47-30    $    37-28    $     36-24   $    35-24
=============================================================================================================================

(A) Includes restructuring credits of $34.8 ($21.1 after-tax or $.37 per common share - diluted) which are the result of the reversal of significant restructuring charges, which include severance and environmental closure costs of $28.1 related to the decision to continue operations at the Petrolia facility and $15.5 related to revisions of estimates for certain plant environmental closure costs. These credits are offset by charges of $8.8 primarily associated with the company's global systems implementation and charges related to expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized. Also includes other non-recurring charges of $22.0 ($13.4 after-tax or $.23 per common share -diluted) for environmental remediation and compliance costs and gains of $1.1 ($0.7 after-tax or $.01 per common share - diluted) related to the disposition of businesses and $4.5 ($2.5 after-tax or $0.4 per common share - diluted) related to the disposition of an investment.

(B) Includes restructuring charges of $13.0 ($8.0 after-tax or $.14 per common share - diluted) primarily related to expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized. Also includes gains of $1.0 ($0.6 after-tax or $.01 per common share - diluted) as a result of settlements with certain of the Company's insurers, net of related legal and other costs and $2.0 ($1.2 after-tax or $.02 per common share
- diluted) from the disposition of businesses.

(C) Pursuant to Emerging Issues Task Force No. 97-13 issued on November 20, 1997, the Company changed its accounting policy in the fourth quarter of 1997 regarding the accounting for costs associated with projects that combine business process reengineering and information technology transformation. Previously, substantially all direct costs relating to these projects were capitalized, including the portion related to business process reengineering. Under the consensus, all future costs for the business process reengineering component must be expensed as incurred with the unamortized balance of these costs as of September 30, 1997 of $5.2 (net of income taxes) or $.09 per common share - diluted, written-off as a cumulative catch-up adjustment in the fourth quarter of 1997.

(D) Includes a restructuring charge of $345.1 ($239.3 after-tax or $4.23 per common share - diluted) which includes severance and related costs of $104.5, a write-down of property, plant and equipment of $96.9, environmental closure costs of $53.3, a write-down of goodwill and intangibles of $40.0, demolition costs of $26.2 and other costs of $24.2. Also includes other non-recurring charges of $91.0 ($71.3 after-tax or $1.26 per common share - diluted) which include provisions for litigation of $34.7, environmental remediation costs of $30.1 and other matters of $26.2. Also includes a gain of $4.3 ($2.6 after-tax or $.05 per common share -diluted) as a result of settlements with certain of the Company's insurers, net of related legal and other costs.

(E) Includes gains of $55.1 ($33.7 after-tax or $.59 per common share - diluted) as a result of settlements with certain of the Company's insurers, net of related legal and other costs and $54.0 ($33.0 after-tax or $.58 per common share - diluted) from the disposition of businesses. Also includes a restructuring charge of $33.8 ($20.6 after-tax or $.36 per common share - diluted) related to a write-down of property, plant and equipment of $21.8 and other costs of $12.0. Also includes $18.1 ($11.0 after-tax or $.20 per common share - diluted) related to provisions for environmental remediation costs and litigation.

(F) Includes the results of operations of OSi Specialties for the three months ended December 31, 1995.

(G) Includes a gain of $5.1 ($3.1 after-tax or $.05 per common share - diluted) from the disposition of businesses.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


LIQUIDITY AND FINANCIAL RESOURCES

During 1998, the Company's cash flows from operations decreased $223.1 million to $58 million. The decline was primarily the result of a decrease in the Company's accounts payable and other current liabilities mainly due to the timing of payments associated with the 1996 restructuring plan and other initiatives, payments related to the incentive compensation plan and costs incurred to upgrade the Company's worldwide information systems. The decline in net sales of $245.9 million in 1998, as compared to 1997, also contributed to the decrease in cash generated from operations (see Results of Operations for additional details regarding the Company's operations). Additional details regarding operating, investing and financing activities can be found in the Consolidated Statements of Cash Flows.

Total debt increased $191.7 million to $889.6 at December 31, 1998, as compared to December 31, 1997. The increase in total debt is primarily due to financing capital expenditures and other costs associated with the 1996 restructuring plan and other initiatives, as a result of reduced operating cash flows.

The Company has a revolving credit agreement with various banks in the amount of $500 million, $180 million of which was outstanding at December 31, 1998. In addition, the Company has access to short-term uncommitted facilities based on current money market interest rates. As of December 31, 1998, the Company had $17.5 million outstanding on these uncommitted facilities. The Company also has, through certain of its international subsidiaries, arrangements with various banks for lines of credit. At December 31, 1998, these lines of credit aggregated $29.3 million, of which $1.8 million was utilized. The Company plans to utilize the credit agreement, uncommitted facilities and lines of credit periodically for its operating requirements and planned capital investment program. Based upon the existing covenants under the Company's revolving credit agreement, the Company can borrow up to an additional $330 million on its various borrowing arrangements as of December 31, 1998 (see Note 7 of Notes to Financial Statements for information regarding the Company's debt structure and the timing of cash payments).

On January 13, 1999, the Company announced the next phase of its strategic plan, which includes its intention to divest or seek a strategic alliance for its Oleochemical and Derivatives business (ODG). In the event of a transaction which generates proceeds, a substantial portion of the proceeds will be used to reduce short-term debt, with any residual amount utilized to support the business needs of the Company's core businesses. In addition to the ODG strategic alternatives, the Company will focus its resources on realigning its portfolio mix with an emphasis on its market leadership, high growth, core businesses. The Company also plans to reduce its non-manufacturing operating expenses, including costs related to the corporate infrastructure. It is management's belief that the enhanced profitability resulting from these initiatives will enhance the Company's ability to reduce debt and fund future growth with internally generated funds.

Beginning in 1997, the Company embarked on a three year restructuring plan intended to improve profitability, increase productivity and maximize shareholder value. The principal elements of the 1996 restructuring plan involve the implementation of cost savings programs, the closure or sale of fifteen production facilities and the consolidation of support infrastructure, and the elimination of approximately 1,800 positions worldwide by the end of 1999. During 1998, the Company made the decision to continue operations at its Petrolia, Pennsylvania and Ft. Worth, Texas facilities. As of December 31, 1998, as a result of the 1996 restructuring plan, the Company has sold seven plants and shut-down three others, which coupled with reductions in support infrastructure, resulted in the termination of approximately 1,000 employees. Cumulative expenditures of $51 million have been made as of December 31, 1998, associated with the 1996 restructuring charge. Three remaining plants are scheduled to be closed and approximately 400 employees terminated in 1999. The remaining restructuring accrual balance at December 31, 1998 is $65.2 million (see Note 2 of Notes to Financial Statements for additional details).

It is the Company's belief that annual cash flows from operations, along with the flexibility provided by the credit agreement, uncommitted facilities and lines of credit will be sufficient to fund, for the foreseeable future, operating requirements, the 1996 restructuring plan and other initiatives, capital investments, Year 2000 expenditures, dividend payments, and commitments on environmental remediation projects.

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

The Company continually evaluates, and periodically reviews with the Finance Committee of the Board of Directors, its liquidity requirements, capital needs and availability of external funds. As a result of this process, the Company has in the past and may in the future seek to restructure indebtedness, raise additional capital or take other steps to increase or manage its liquidity and financial resources.


CAPITAL INVESTMENTS AND COMMITMENTS

In 1996, the Company announced a three year restructuring plan that included a $600 million capital investment program to increase production capacity to support growth, modernize plants, replace capacity at closed facilities, improve environmental, safety and other items and upgrade its worldwide information systems. Total capital expenditures were $281.6 million for 1998 and $201.6 million for 1997. The Company plans to spend approximately $180 million in 1999, and approximately an additional $15 million in 2000 for projects which have been delayed. As a result, total capital expenditures related to the 1996 restructuring plan will exceed the plan by approximately $78 million.

--------------------------------------------------------------------------------
Significant cost overruns on certain projects, most notably at the Company's Houston and Taft facilities, contributed to this overrun. In addition, certain projects that were planned as part of the original 1996 restructuring program were either canceled or delayed. Consequently, the Company will have higher depreciation expense in 1999 and future years than originally anticipated. Upon its completion, the capital investment program related to consolidation efforts is expected to generate a cumulative internal rate of return of approximately 26% versus the original target set forth in 1996 of 30%.


ENVIRONMENTAL MATTERS

The Company operates in an industry subject to extensive regulations related to the protection of the environment, including the health and safety of employees and others. Domestic operations are subject to a myriad of environmental statutes and regulations at the federal, state and local levels. The Company's international production facilities operate in an environmental regulatory framework in which governmental authorities typically are granted broad discretionary powers which require manufacturing facilities to obtain operating permits to continue operations.

The Company believes that expenditures for compliance with these statutes, regulations and permits will continue to have a significant impact upon the conduct of its business. The trend toward greater environmental awareness and more stringent environmental regulations is likely to continue, and while the Company cannot accurately predict how this will affect future operations and earnings, the Company does not believe its relative costs will vary significantly from those of its competitors. Consistent with the Company's concern for the protection and improvement of the environment worldwide, the Company continually monitors the environmental impact of past and present operating practices in light of changing environmental standards. Where remedial action is indicated, the Company assesses the probability and scope of potential remediation costs. To determine the appropriate reserve amounts, management reviews, on a quarterly basis, currently available information pertaining to each environmental site. Inherent in this process are considerable uncertainties which affect the Company's ability to estimate the ultimate costs of remediation. Such uncertainties include the nature and extent of contamination at each site, evolving governmental standards regarding remediation requirements, changes in environmental regulations, widely varying costs of alternative cleanup methods, the number and financial condition of other potentially responsible parties at multi-party sites, innovations in remediation and restoration technology, and the identification of additional environmental sites. As a result, as remediation efforts proceed at existing sites and new sites are assimilated into the review process, charges against income for environmental reserves could have a material effect on results of operations or cash flows in a particular quarter or year. However, such charges are not expected to have a material adverse effect on the Company's consolidated financial position or liquidity.

Over the past three years, the Company has spent approximately $97.4 million on environmental capital expenditures. In fiscal years 1998, 1997 and 1996, approximately $47.4 million, $37.4 million and $12.6 million, respectively, were expended on environmental capital projects. Capital projects for environmental purposes are estimated to be approximately $20 million for 1999.

Reserves for environmental remediation and compliance costs, including sites identified for closure or sale as part of the 1996 restructuring plan and sites related to the operations of the former Lubricants Group, amounted to $122.5 million as of December 31, 1998 as compared to $186.6 million as of December 31, 1997 (see Notes 2 and 19 of Notes to Financial Statements for details regarding reserves related to the 1996 restructuring plan and the Lubricants Group, respectively).

Expenditures charged to environmental reserves, including sites identified for closure or sale as part of the 1996 restructuring plan and sites related to the operations of the former Lubricants Group, were $39.2 million in 1998 and include expenditures currently mandated as well as those not initiated by any regulatory authority or third party. In addition, the Company recorded a non-recurring charge of $22 million in 1998 to increase the environmental reserves for certain continuing sites due to revisions of estimates. The Company anticipates 1999 compliance and remediation expenditures to approximate $22 million.

Direct recurring operating costs associated with managing environmental matters were approximately $41.3 million in 1998.


YEAR 2000

State of Readiness
The Company is currently in the process of addressing date sensitive system issues associated with the Year 2000. The Company's Year 2000 project is led by the Group Vice President of Corporate Restructuring/Implementation and is managed by an executive steering committee of key management personnel. The Company has assigned business teams, regional and location coordinators and contracted third-party vendors to carry out the Company's Year 2000 compliance plan. The Company's Board of Directors is updated regularly regarding the Year 2000 compliance plan and its progress. The Company's approach to mitigating the Year 2000 issue involves the following five phases: awareness, assessment (including an inventory of hardware, software, process control equipment and monitoring devices for plants, safety systems and other non-information technology systems and equipment), repair/replacement, testing and implementation.

In connection with the Company's 1996 restructuring plan and other initiatives, the Company began a worldwide business process redesign and implementation project (Project EDGE). It is anticipated that the new systems implemented as part of Project EDGE, which are Year 2000 compliant, will replace substantially all of the Company's existing information technology (IT) business application systems. All other IT

--------------------------------------------------------------------------------
business application systems, which are not part of Project EDGE, and all non-IT systems and equipment (collectively non-EDGE) will be made compliant through the efforts of internal resources and third-party vendors. In order to assess the readiness of its EDGE and non-EDGE systems and equipment with the Year 2000 issue, the Company has completed an inventory of hardware, software, process control equipment and monitoring devices for plants, safety systems and other non-IT systems and equipment. Regarding both the EDGE and non-EDGE projects, the Company has completed the awareness phase, is 95 percent complete with respect to the assessment phase, is 45 percent complete with respect to the repair/replacement phase and is 25 percent complete with respect to each of the testing and implementation phases. Completion of the assessment phase is expected during the first quarter of 1999, with completion of the repair/replacement, testing and implementation phases to be completed during the third quarter of 1999.

The Company has identified critical raw material suppliers, service providers and major customers and has initiated communications with these third parties in an effort to assess their plans and progress in addressing the Year 2000 issue. The Company is 50 percent complete with respect to its evaluation of critical raw material suppliers, service providers, and major customers. The Company has identified approximately 100 critical suppliers whose failure to deliver raw materials could cause disruption to operations and a loss of business. Of these suppliers, approximately 40 have been identified as high-impact suppliers. The Company has obtained information from its key service providers with respect to their Year 2000 readiness and is in the process of reviewing their Year 2000 compliance status. The Company has also surveyed its major customers regarding their Year 2000 compliance status and is in the process of reviewing the results of these surveys. The Company will closely monitor the Year 2000 readiness of its high-impact suppliers, key service providers and major customers throughout 1999.


Costs
The total costs associated with Project EDGE and non-EDGE systems and equipment are expected to range from $100-$110 million (including $80-$85 million of capital expenditures), of which $77.7 million has been incurred ($63.1 million capitalized and $14.6 million expensed) as of December 31, 1998. Expenditures of $46.2 million were made during 1998 ($40.8 million capitalized and $5.4 million expensed). Substantially all of these costs are associated with Project EDGE. The costs associated with the third-party evaluation initiative are not expected to be significant.


Risks and Contingency Plans
The Company has ascertained that failure to alleviate the Year 2000 issues within its EDGE and non-EDGE projects could result in possible system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, produce products and engage in similar normal business activities, with a corresponding impact on the Company's results of operations. The Company is in the process of developing contingency plans for its critical EDGE and non-EDGE activities, which involve, among other actions, manual and/or external processing and building inventories. The Company is 65 percent complete with respect to the development of such contingency plans and expects to be complete during the second quarter of 1999.

To the extent that the operations of critical raw material suppliers, service providers, and major customers are impacted by their failure to address their Year 2000 issues, such disruption may have a direct impact on the Company's results of operations. Contingency plans are being developed and will include, but will not be limited to, building inventories, switching suppliers, managing production levels and finding alternate methods of transportation. The Company is 45 percent complete with respect to the development of its third-party contingency plans, with preliminary plans targeted for completion by the end of the first quarter of 1999. Reviews and revisions of such plans will be made throughout 1999 as circumstances warrant.

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


EURO CONVERSION

On January 1, 1999, certain member countries of the European Union adopted the Euro as their common legal currency. Between January 1, 1999 and January 1, 2002, transactions may be conducted in either the Euro or the participating countries national currency. However, by July 1, 2002, the participating countries will withdraw their national currency as legal tender and complete the conversion to the Euro.

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

--------------------------------------------------------------------------------
CONTINGENCIES

The Company is a potentially responsible party (PRP) or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the Company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources.

The Company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position or liquidity. However, the Company's results of operations or cash flows could be materially affected in future periods by the resolution of contingencies (see Note 16 of Notes to Financial Statements).


INCOME TAXES

For information regarding income tax matters, see Note 13 of Notes to Financial Statements.


DISCONTINUED OPERATIONS

On September 11, 1995, the Company announced its intention to divest its Lubricants Group. This divestiture was completed in 1997 (see Note 19 of Notes to Financial Statements).


ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives be recorded on the balance sheet as an asset or liability measured at its fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the changes in fair market value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair market value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on its earnings and financial position. Since the standard allows certain foreign currency transactions to be accounted for as hedges for financial reporting purposes that were not previously treated as hedges, the Company may change its policies towards the management of certain foreign currency exposures. Any changes that may occur would be to further reduce the Company's exposure to foreign currency risks. The Company is required to adopt the provisions of SFAS No. 133 by January 1, 2000, however, early application is permitted as of the beginning of any preceding fiscal quarter.


MARKET RISK AND RISK MANAGEMENT POLICIES

The operations of the Company are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The Company uses derivative financial instruments to mitigate its exposure to these risks. The objective of using derivative financial instruments is to limit the impact on earnings, equity and cash flows caused by adverse fluctuations in interest rates and foreign currency exchange rates by hedging the underlying economic risk. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company's primary interest rate risk exposures result from changes in the fair value of its long-term, U.S. dollar fixed rate debt and long-term interest rate swaps that convert foreign denominated variable rate debt to fixed rates, as well as cash flow risk associated with long-term variable rate debt. The Company manages cash flows on variable rate debt by using interest rate swap contracts to convert its long-term, variable rate foreign denominated debt to fixed rate debt. Each interest rate swap contract is designated with the principal balance and the term of the specific debt obligation. These contracts involve the exchange of interest payments over the life of the contract without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued as other liabilities or assets and recognized as an adjustment to interest expense. The fair value of the swap contracts and changes in the fair value due to changes in market interest rates are not recognized in the financial statements. Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss.

The following table provides information about the Company's derivative and other financial instruments that are sensitive to changes in interest rates. For long-term debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity date. Weighted average variable interest rates are based on the applicable floating rate index as of the reporting date. For interest rate swaps, the table presents the notional amount and weighted average interest rates by maturity date. The notional amounts are used to calculate the contractual cash flows to be exchanged under the respective contracts.

--------------------------------------------------------------------------------

====================================================================================================================================
INTEREST RATE SENSITIVITY

Principal (Notional) Amount by Expected Maturity
Average Interest (Swap) Rate
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                                FAIR
                                                                                                   TOTAL 2004               VALUE AT
                                                                                                          AND               DECEMBER
(in thousands of dollars)              1999         2000         2001         2002         2003    THEREAFTER    TOTAL      31, 1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
     Fixed rate note receivable      $9,000       $7,782                                                         $ 16,782    $17,039
     Average interest rate             6.54%        6.54%

LIABILITIES:
Long-term payable
     Fixed rate payable              $3,245       $2,597       $2,597       $1,947     $  1,298                  $ 11,684   $ 10,457
     Average interest rate             6.30%        6.30%        6.30%        6.30%        6.30%
Long-term debt, including
current portion
     Fixed rate debt                 $1,366       $1,463       $1,280       $1,077     $166,161      $424,058    $595,405   $592,036
     Average interest rate             6.77%        6.77%        6.77%        6.77%        6.77%         6.84%
     Variable rate debt                  --           --           --           --     $ 77,154                  $ 77,154   $ 77,154
     Average interest rate       AIBOR +.79%  AIBOR +.79%  AIBOR +.79%  AIBOR +.79%  AIBOR +.79%
     Other variable rate debt            --           --           --           --           --      $  8,500    $  8,500   $  8,500
     Average interest rate             4.20%        4.20%        4.20%        4.20%        4.20%         4.20%

INTEREST RATE DERIVATIVE
FINANCIAL INSTRUMENTS
RELATED TO DEBT:
Interest rate swaps
     Total pay fixed/receive
       variable                          --           --           --           --     $ 77,154                  $ 77,154   $  4,589
     Average pay rate                  5.20%        5.20%        5.20%        5.20%        5.20%
     Average receive rate        AIBOR +.39%  AIBOR +.39%  AIBOR +.39%  AIBOR +.39%  AIBOR +.39%
====================================================================================================================================

AIBOR - Amsterdam Interbank Offered Rate

The Company's short-term exposure to changes in foreign currency exchange rates results from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables). The Company manages these transactional currency risks on a consolidated basis, which allows it to net its trade payable and receivable exposure. The Company is also exposed to currency risk on intercompany transactions, including intercompany debt. The Company purchases foreign currency forward contracts, primarily denominated in German marks, Italian lira, French and Swiss francs, Hong Kong dollars and British pounds, to hedge its transaction exposure. Contracts to hedge its net payable/receivable transaction exposure are generally outstanding for one to six months and contracts to hedge intercompany transactions are settled on a monthly basis. Realized and unrealized gains and losses on foreign currency forward contracts that are designated and effective as hedges of recorded transactions are recognized in earnings to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions. Unrealized gains and losses are cumulatively measured as the differential between the spot exchange rate at the contract's inception and the spot exchange rate as of the balance sheet date and are included in accounts and notes receivable on the Consolidated Balance Sheets. Discounts and premiums on foreign currency forward contracts that are designated and effective as hedges are recorded as a deferred asset and amortized over the respective contract life. Realized and unrealized gains and losses on contracts that do not satisfy the requirements of an effective hedge are reported as other expenses (income) - net. The fair value of the foreign currency forward contracts used to hedge the Company's intercompany loan, trade payable and trade receivable exposures are not significant.

The Company's long-term foreign currency exchange risk exposure results from its net investments in international subsidiaries (including long-term intercompany loans). The Company uses foreign currency swap contracts denominated in German marks, French francs, British pounds and Spanish pesetas to reduce its exposure to foreign currency risk from its net investments in its international subsidiaries. For foreign currency swap contracts designated and as effective hedges, realized and unrealized gains and losses, net of related taxes, are included in the accumulated other comprehensive income component of shareholders' equity. Discounts or premiums resulting from the differential between the contractual payments and receipts are amortized over the life of the contract. The related amounts due to or from counterparties are included in deferred costs and other assets on the Consolidated Balance Sheets.

The following table summarizes information on the foreign currency swap contracts, including the notional amounts and the related weighted average contract rates by contractual maturity date. The notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. The table does not include the net investments for which the foreign exchange translation adjustments would offset the realized and unrealized gains and losses on the related swap contracts. The swap contracts to buy U.S. dollars are held by European entities

--------------------------------------------------------------------------------
whose functional currency is the foreign currency of the contract. The contract to buy German marks with Italian lira is held by an entity with the German mark as its functional currency.

====================================================================================================================================
EXPOSURES RELATED TO DERIVATIVE CONTRACTS WITH EUROPEAN FUNCTIONAL CURRENCIES

Notional Amount by Expected Maturity
Average Contract Exchange Rate
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                                FAIR
                                                                                                   TOTAL 2004               VALUE AT
                                                                                                          AND               DECEMBER
(in thousands of dollars)              1999         2000         2001         2002         2003    THEREAFTER    TOTAL      31, 1998
------------------------------------------------------------------------------------------------------------------------------------
SWAP CONTRACTS TO BUY
U.S. DOLLARS WITH
EUROPEAN CURRENCY:
Pay German marks
     Notional amount                                                                   $162,974                  $162,974     $7,946
     Average contract rate                                                               0.6519                    0.6519
Pay French francs
     Notional amount                                                                   $  8,616                  $  8,616     $  947
     Average contract rate                                                               0.1915                    0.1915
Pay British pounds
     Notional amount                                                                   $ 12,614                  $ 12,614     $2,127
     Average contract rate                                                               1.5800                    1.5800
Pay Spanish pesetas
     Notional amount                                                                   $ 12,306                  $ 12,306     $1,177
     Average contract rate                                                               0.0085                    0.0085
SWAP CONTRACT TO BUY
GERMAN MARKS WITH
ITALIAN LIRA:
Pay Italian lira
     Notional amount                                                                   $  9,093                   $  9,093    $  923
     Average contract rate                                                             0.000994                   0.000994
====================================================================================================================================

RESULTS OF CONTINUING OPERATIONS
1998 VS. 1997

The Company reported income from continuing operations before cumulative effect of accounting change of $58.9 million in 1998 compared to $90.1 million in 1997. The inclusion of several non-recurring items in both years affect comparison. The following table shows the effect of these non-recurring items on continuing operations before cumulative effect of accounting change.

SUMMARY OF NON-RECURRING ITEMS
(millions of dollars except per share data)                          1998                             1997
----------------------------------------------------------------------------------------------------------------------
                                                                                 INCOME                         Income
                                                       PRE-TAX    AFTER-TAX      (LOSS)    Pre-Tax   After-Tax  (Loss)
                                                        INCOME     INCOME         PER      Income     Income     Per
                                                        (LOSS)     (LOSS)        SHARE*    (Loss)     (Loss)    Share*
----------------------------------------------------------------------------------------------------------------------
Continuing operations excluding non-recurring items
   before cumulative effect of accounting change        $ 83.2     $ 48.0      $ .83     $162.7      $96.3      $1.66
Restructuring (charges) credits - net(A)                  34.8       21.1        .37      (13.0)      (8.0)      (.14)
Environmental remediation and compliance costs           (22.0)     (13.4)      (.23)        --         --         --
Gain on disposition of an investment                       4.5        2.5        .04         --         --         --
Gain on disposition of businesses                          1.1        0.7        .01        2.0        1.2        .02
Insurance settlements                                       --         --         --        1.0        0.6        .01
---------------------------------------------------------------------------------------------------------------------
Continuing operations before cumulative effect of
  accounting change                                     $101.6     $ 58.9      $1.02     $152.7      $90.1      $1.55
======================================================================================================================

* Diluted basis

(A) The year ended December 31, 1998 includes restructuring credits - net of $34.8 ($21.1 after-tax or $.37 per common share) which are the result of the reversal of significant restructuring charges, including severance and environmental closure costs of $28.1 related to the decision to continue operations at the Petrolia facility and $15.5 related to revisions of estimates for certain plant environmental closure costs. These credits are offset by charges of $8.8 primarily associated with the Company's global systems implementation and charges related to expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized. In addition, the year ended December 31, 1997 includes restructuring charges of $13.0 ($8.0 after-tax or $.14 per common share) primarily related to expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized.

--------------------------------------------------------------------------------
Consolidated 1998 net sales from continuing operations of $1.9 billion were $245.9 million, or 11%, lower than 1997. Of the total decline, approximately $107 million was attributable to the divestiture and closure of low margin, non-strategic, commodity businesses and product lines. Volume was down 14% from 1997, which, excluding planned divestitures and closures, was down 6%. The shortfall in volume was indicative of a general weakness in certain markets and an adverse economic climate that plagued much of the specialty chemicals industry throughout 1998. The economic crisis in the Asia/Pacific region, which was reflective of these conditions, accounted for approximately $50 million of the shortfall in revenue. An additional $26 million was attributable to the comparatively stronger U.S. dollar. These adverse factors were partially offset by a more favorable product sales mix.

Income from continuing operations before cumulative effect of accounting change, excluding non-recurring items, of $48.0 million in 1998 was $48.3 million, or 50%, lower than 1997. The decline was primarily due to lower margins resulting from reduced shipment volume, while an increase in costs attributable to business process improvement initiatives, unusually high maintenance and repair costs at one of the Company's facilities, and higher depreciation expense added to the shortfall. The adverse effect of these factors was partially offset by savings resulting from restructuring program initiatives and the absence of performance based compensation costs. More specifically, selling expense was down from 1997 primarily due to the absence of performance based compensation costs. In addition, 1998 aggregate general and administrative expenses were comparable with 1997, these expenses were up approximately 12% excluding the effects of changes in performance based compensation costs. This increase was mainly attributable to higher costs associated with business process improvement initiatives. Despite an increase in bank debt, net interest expense declined compared to 1997 due to higher capitalized interest of $7.8 million primarily attributable to the timing of, and increase in capital expenditures.

SEGMENT INFORMATION

The Company's operating income from continuing operations for 1998 and 1997 included non-recurring items in both years which affect comparison. Excluding these items, operating income was $129.6 million in 1998 and $215.0 million in 1997. The following tables show the effect of these non-recurring items on operating income from continuing operations by industry segment.

==========================================================================================================================
                                                                          1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                        OLEO-
                                             POLYMER       ORGANO-  PERFORMANCE  CHEMICALS &   CORPORATE &
(millions of dollars)                      CHEMICALS    SILICONES     CHEMICALS  DERIVATIVES   UNALLOCATED         TOTAL
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
  operations excluding non-recurring items     $52.9        $42.8        $ 55.6        $ 2.3        $(24.0)       $129.6
Restructuring (charges) credits - net            0.5          2.2          29.1          1.4           1.6          34.8
Environmental remediation and compliance
  costs                                         (2.0)        (3.2)        (10.9)        (2.3)         (3.6)        (22.0)
Gain on disposition of an investment              --           --            --           --           4.5           4.5
Gain on disposition of businesses                0.4           --           0.3          0.4            --           1.1
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
  operations                                   $51.8        $41.8        $ 74.1        $ 1.8        $(21.5)       $148.0
==========================================================================================================================

==========================================================================================================================
                                                                          1997
--------------------------------------------------------------------------------------------------------------------------
                                                                                        Oleo-
                                             Polymer       Organo-  Performance  Chemicals &   Corporate &
(millions of dollars)                      Chemicals    Silicones     Chemicals  Derivatives   Unallocated         Total
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
  operations excluding non-recurring items     $75.0        $72.6        $ 79.8        $18.9        $(31.3)       $215.0
Restructuring charges                           (0.9)          --         (10.0)        (0.6)         (1.5)        (13.0)
Gain on disposition of businesses               (1.4)          --           0.1          3.3            --           2.0
Insurance settlements                             --           --            --           --           1.0           1.0
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
  operations                                   $72.7        $72.6        $ 69.9        $21.6        $(31.8)       $205.0
==========================================================================================================================

POLYMER CHEMICALS

Polymer Chemicals' 1998 net sales of $481.7 million were $38.1 million, or 7%, lower than the prior year. The shortfall was attributable to an 11% decline in volume, partially offset by an increase in prices and a more favorable product sales mix. Approximately 44% of the decrease in volume was attributable to planned divestitures and pruning of low margin, non-strategic products and product lines, while a softness in PVC markets and the economic crisis in the Asia/Pacific region were primarily responsible for the balance.

--------------------------------------------------------------------------------
Operating income of $52.9 million, excluding non-recurring items from both years, declined $22.1 million compared to 1997. The shortfall was primarily due to the resultant decline in margins attributable to lower shipment volume. In addition, lower margins associated with the second quarter 1998 swap of Witco's epoxy systems and adhesives business for Ciba Specialty Chemicals' PVC heat stabilizer business, which is an integral part of our long-term strategy, added to the shortfall. The disappointing margins were reflective of business conditions in PVC markets that inhibited the implementation of initiatives which will improve the financial performance of the acquired business.


ORGANOSILICONES

Segment 1998 net sales of $432.6 million were $39.9 million, or 8%, lower than 1997. The decline was due to a 9% decrease in volume and, to a lesser extent, the comparatively stronger U.S. dollar which contributed $15.7 million to the shortfall. A more favorable product sales mix partially offset the adverse effect of these factors. The impact on net sales from the economic crisis in the Asia/Pacific region and the corresponding impact on volume were most prevalent in this segment, accounting for approximately 70% of the currency adjusted decline in revenue. Market weakness and economic conditions in other geographic regions accounted for the remainder of the shortfall.

OrganoSilicones' 1998 operating income, excluding non-recurring items from both years, of $42.8 million, was down $29.8 million compared to 1997. This decline was primarily reflective of lower margins resulting from reduced shipment volume. A comparatively higher allocation of corporate charges and the comparatively stronger U.S. dollar added to the shortfall. These negative factors were partially offset by the absence of performance based compensation costs.


PERFORMANCE CHEMICALS

The segment's 1998 net sales of $663.5 million were down $118.3 million, or 15%, compared to 1997. The decline was attributable to a 19% decrease in volume, partially offset by a more favorable product sales mix. Planned divestitures and pruning of low margin, non-strategic, commodity businesses and product lines accounted for approximately 72% of the reduction in volume. The downturn in the Asia/Pacific economy and softness in certain markets added to the shortfall.

Performance Chemicals' 1998 operating income, excluding non-recurring items from both years, was down $24.2 million to $55.6 million, compared to 1997. The 30% decline was mainly due to reduced margins attributable to lower shipment volume and higher manufacturing costs associated with unusually high levels of maintenance and repairs at one of the segment's facilities. Positively impacting operating income were cost savings attributable to restructuring initiatives and the absence of performance based compensation costs.


OLEOCHEMICALS & DERIVATIVES

Oleochemicals and Derivatives' 1998 net sales of $363.8 million were $49.5 million, or 12%, below 1997. The decline was mainly attributable to a 7% reduction in volume, while lower prices and an unfavorable product sales mix added to the shortfall. Of the 7% reduction in volume, 1% was attributable to the 1997 divestiture of the Food Emulsifiers business. The balance was due to the economic crisis in the Asia/Pacific region and a general weakness in market conditions. Prices were adversely affected by a depressed glycerin market, lower tallow based formula contract pricing and intense competitive pressure, especially in Europe.

Segment 1998 operating income, excluding non-recurring items from both years, was $16.6 million below the $18.9 million reported in 1997. The decrease was primarily a result of lower margins attributable to reduced shipments, while lower glycerin prices added to the shortfall. These adverse factors were partially offset by restructuring generated cost savings and the absence of performance based compensation costs.


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

--------------------------------------------------------------------------------

SUMMARY OF NON-RECURRING ITEMS
(millions of dollars except per share data)                            1997                                    1996
------------------------------------------------------------------------------------------------------------------------------------
                                                          Pre-Tax   After-Tax      Income       Pre-Tax     After-Tax       Income
                                                           Income      Income       (Loss)       Income        Income        (Loss)
                                                            (Loss)      (Loss)  Per Share*        (Loss)        (Loss)   Per Share*
------------------------------------------------------------------------------------------------------------------------------------
Continuing operations excluding non-recurring items
  before cumulative effect of accounting change            $162.7       $96.3       $1.66       $ 106.0       $  60.8       $ 1.07
Restructuring charges(A)                                    (13.0)       (8.0)       (.14)       (345.1)       (239.3)       (4.23)
Other charges(B)                                               --          --          --         (91.0)        (71.3)       (1.26)
Gain on disposition of businesses                             2.0         1.2         .02            --            --           --
Insurance settlements                                         1.0         0.6         .01           4.3           2.6          .05
----------------------------------------------------------------------------------------------------------------------------------
Continuing operations before cumulative effect of
  accounting change                                        $152.7       $90.1       $1.55       $(325.8)      $(247.2)      $(4.37)
====================================================================================================================================

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

Income from continuing operations before cumulative effect of accounting change, excluding non-recurring items, of $96.3 million in 1997 was up $35.5 million, or 58%, compared to 1996. Approximately 75% of the increase in income was attributable to an improvement in gross margin which rose 2.8 percentage points to 25.5%. This increase was attributable to lower material costs and restructuring related reductions in manufacturing costs, including depreciation expense. Also contributing to the increase in income was a decrease in net interest expense due to a reduction in bank debt and a decline in operating expenses which was achieved despite the inclusion of higher costs associated with performance based compensation plans.


SEGMENT INFORMATION

The Company's operating income from continuing operations for 1997 and 1996 included non-recurring items in both years which affect comparison. Excluding these items, operating income was $215.0 million in 1997 and $169.7 million in 1996. The following tables show the effect of these non-recurring items on operating income from continuing operations by industry segment.

==========================================================================================================================
                                                                          1997
--------------------------------------------------------------------------------------------------------------------------
                                                                                        Oleo-
                                             Polymer       Organo-  Performance  Chemicals &   Corporate &
(millions of dollars)                      Chemicals    Silicones     Chemicals  Derivatives   Unallocated         Total
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
  operations excluding non-recurring items   $ 75.0        $72.6       $  79.8        $ 18.9       $ (31.3)       $ 215.0
Restructuring charges                          (0.9)          --          (10.0)        (0.6)         (1.5)         (13.0)
Gain on disposition of businesses              (1.4)          --           0.1           3.3            --            2.0
Insurance settlements                            --           --            --            --           1.0            1.0
-------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
  operations                                 $ 72.7        $72.6       $  69.9        $ 21.6       $ (31.8)       $ 205.0
==========================================================================================================================

==========================================================================================================================
                                                                          1996
--------------------------------------------------------------------------------------------------------------------------
                                                                                        Oleo-
                                             Polymer       Organo-  Performance  Chemicals &   Corporate &
(millions of dollars)                      Chemicals    Silicones     Chemicals  Derivatives   Unallocated         Total
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
  operations excluding non-recurring items   $ 51.9        $58.4       $  69.2        $ 16.4       $ (26.2)       $ 169.7
Restructuring charges                         (43.2)          --        (237.8)        (10.7)        (53.4)        (345.1)
Other charges                                  (7.4)          --         (33.6)         (0.7)        (49.3)         (91.0)
Insurance settlements                            --           --            --            --           4.3            4.3
-------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
  operations                                 $  1.3        $58.4       $(202.2)       $  5.0       $(124.6)       $(262.1)
=========================================================================================================================

--------------------------------------------------------------------------------
POLYMER CHEMICALS

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

OrganoSilicones' 1997 operating income of $72.6 million was $14.2 million greater than 1996. This 24% increase was primarily attributable to the aforementioned increase in shipment volume and a more favorable product sales mix, combined with restructuring driven reductions in costs. The major restructuring initiative was the silanes expansion at the Termoli, Italy plant which generated savings by providing the capability to manufacture materials which had previously been purchased and improving manufacturing processes. These favorable factors were partially offset by higher costs associated with performance based compensation plans.


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

Operating income for this segment, excluding non-recurring items from both years, rose from $16.4 million in 1996 to $18.9 million in 1997. The 15% increase was attributable to comparatively strong fourth quarter results which were mainly due to higher sales volume and cost savings associated with closing the segment's Newark, New Jersey facility in 1996. The segment was impacted throughout the year with a soft glycerine market causing sales prices to drop below 1996 levels and higher costs associated with performance based compensation plans. The segment benefited from savings in manufacturing costs resulting from the consolidation of its Oleochemicals-Basics' operations into one facility and lower operating costs achieved through cost improvement initiatives.


OUTLOOK

During 1999, the Company will take steps to implement the next phase of its strategic plan focusing its resources on its market leadership, high growth, core businesses: Polymer Chemicals, OrganoSilicones and Industrial Specialties. Refined Products, a lower growth, but market leadership business, will continue as an important part of the Company's portfolio providing cash generation. The Company also intends to divest or seek a strategic alliance for its Oleochemicals and Derivatives Group during 1999. In the event of a transaction which generates proceeds, a substantial portion of the proceeds will be used to reduce short-term debt with any residual amount utilized to support the business needs of the Company's core businesses. The Company also intends to find strategic solutions for its non-core portfolio businesses. As a result, the Company will become a smaller but more efficient and focused company with higher quality earnings.

--------------------------------------------------------------------------------
In connection with these portfolio changes, the Company also plans to reduce non-manufacturing operating expenses, including costs related to corporate infrastructure, consistent with the restructuring of its portfolio and change in business emphasis. As plans to achieve these reductions are better defined, additional restructuring charges will be taken during 1999 in conjunction with transitioning to the new business support structure.

During 1998, the Company experienced reduced net sales compared to 1997 due to the planned disposition of non-strategic businesses and product lines, a decrease in volume caused by market weakness and adverse economic conditions, and the effects of the stronger U.S. dollar. The Company believes that the economic uncertainty experienced by the chemical industry will continue for the foreseeable future and that 1999 will be a difficult year.

The Company plans to substantially complete the remaining elements of its three year restructuring program during 1999. However, in light of changes to the original program, it will take new cost reduction efforts to reach the original goals. The capital spending in 1998 was $281.6 million, the highest level of the three year restructuring plan. Capital spending is expected to be approximately $180 million during 1999, with approximately an additional $15 million to be spent in 2000 for projects which have been delayed. Total capital spending related to the 1996 restructuring plan will exceed original estimates by approximately $78 million. This will result in significantly higher depreciation expense in 1999 as compared to 1998. During 1998, the decline in net sales volume obscured the benefits achieved to date as some elements of the cost reduction program are volume sensitive. The high capital spending in 1998 combined with the decline in cash flows from operations caused total debt at the end of 1998 to be significantly above 1997.

During 1999, the Company will continue to take steps to improve net sales by focusing on customer service, error free delivery, expanding product lines and the global reach of its businesses, and bringing new products and applications to the market. Through these efforts, the Company believes that each of its businesses can increase their net sales in 1999, at which time the leverage built into its new cost structure will begin to become visible in the Company's earnings.


CAUTIONARY STATEMENTS

Certain statements made in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section are "forward looking statements" that involve certain risks and uncertainties. The factors that could cause the actual results to differ materially from those presented herein include, without limitation, the cost and timing of the implementation of the Company's EDGE and non-EDGE projects, the ability of the Company to implement its EDGE and non-EDGE projects before the calendar year 2000, the timely response to and correction by third parties, suppliers and customers to address Year 2000 problems, the ability of the Company to assess and implement contingency plans to its EDGE and non-EDGE projects, the Company's ability to generate sufficient cash flows, the cost and timing of the implementation of certain capital improvements, the cost and timing associated with the cost savings initiatives, the Company's ability to effectively divest certain businesses and enter into other strategic alternatives and transactions regarding other businesses, the amount of proceeds the Company receives as a result of any divestiture or other transaction, the ability of the Company to commercialize new products and bring them to the market place, the ability of the Company to improve its customer service and error free delivery rates, the ability of the Company to implement its sales initiatives, including, realizing cross-business group selling opportunities, account development and a process to track new opportunities, the cost of environmental remediation and compliance efforts, technological or competitive changes in any of the Company's businesses, the ability to reach agreement with third parties on planned business arrangements, the Company's ability to maintain price increases, changes in product mix, availability and pricing of raw material, shifts in market demand, price and product competition, certain global and regional economic conditions and other factors listed from time to time in the Company's other Securities Exchange Commission filings.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Witco Corporation

     We have audited the accompanying Consolidated Balance Sheets of Witco Corporation and Subsidiary Companies as of December 31, 1998 and 1997, and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Witco Corporation and Subsidiary Companies at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the financial statements, in 1997 the Company adopted the provisions of Emerging Issues Task Force Issue 97-13, 'Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation.'

                                          /s/ ERNST & YOUNG LLP

Stamford, Connecticut
February 1, 1999

Witco Corporation and Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)    December 31                                                     1998             1997
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                                                      $    36,986      $    96,383
  Accounts and notes receivable, less allowance of $11,260 and $12,649                               324,738          383,758
  Inventories                                                                                        255,525          235,334
  Deferred income taxes                                                                               42,533           47,036
  Prepaid                                                                                             20,836           27,128
-----------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                             680,618          789,639
-----------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, less accumulated depreciation of $813,311 and $766,241                961,703          780,390
Goodwill and other intangible assets, less accumulated amortization of $151,472 and $157,703         611,943          621,619
Deferred income taxes                                                                                  7,605            6,981
Deferred costs and other assets                                                                       77,000           99,023
-----------------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                                                 $ 2,338,869      $ 2,297,652
=============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes and loans payable                                                                        $   201,437      $    52,834
  Accounts payable and other current liabilities                                                     433,154          515,531
-----------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                        634,591          568,365
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                       688,192          645,101
Deferred credits and other liabilities                                                               358,263          439,906
Shareholders' equity
  $2.65 cumulative convertible preferred stock, par value $1 per share:
    authorized - 14 shares, issued and outstanding - 6 shares                                              6                6
  Common stock, par value $5 per share: authorized - 100,000 shares, issued
    57,632 shares and 57,503 shares                                                                  288,163          287,516
  Capital in excess of par value                                                                     161,267          157,980
  Accumulated other comprehensive income                                                             (14,884)         (29,371)
  Restricted stock programs                                                                           (1,613)          (1,981)
  Retained earnings                                                                                  225,310          230,832
Treasury stock, at cost - 12 shares and 15 shares                                                       (426)            (702)
-----------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                                       657,823          644,280
-----------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $ 2,338,869      $ 2,297,652
=============================================================================================================================

See accompanying notes.

Witco Corporation and Subsidiary Companies

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)    For the years ended December 31               1998             1997             1996
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                                      $ 1,941,529      $ 2,187,402      $ 2,263,327
Cost of goods sold                                                               1,469,864        1,629,405        1,760,320
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                       471,665          557,997          503,007
Operating expenses
  Selling expense                                                                  102,510          105,684          106,261
  General and administrative expenses                                              144,306          144,684          152,186
  Research and development                                                          74,177           71,756           73,088
  Other expenses (income) - net                                                     37,420           17,830           88,400
  Restructuring charges (credits) - net                                            (34,764)          13,044          345,130
-----------------------------------------------------------------------------------------------------------------------------
    Total operating expenses                                                       323,649          352,998          765,065
-----------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing operations                                 148,016          204,999         (262,058)
Other expense (income) - net
  Interest expense                                                                  48,361           53,004           69,334
  Interest income                                                                   (4,957)          (4,733)          (9,114)
  Other expense - net                                                                3,000            4,029            3,531
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes
  and cumulative effect of accounting change                                       101,612          152,699         (325,809)
Income taxes (benefit)                                                              42,677           62,621          (78,635)
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before cumulative effect
  of accounting change                                                              58,935           90,078         (247,174)
Income from discontinued operations - net of income taxes of $-,
  $- and $283                                                                           --               --              340
Estimated income (loss) on disposal - net of income taxes (benefit) of $-,
  $5,824 and $(43,612)                                                                  --            9,990          (68,253)
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                                              --            9,990          (67,913)
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting change                         58,935          100,068         (315,087)
-----------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change - net of income tax
  benefit of $-, $3,319 and $-                                                          --           (5,191)              --
Net income (loss)                                                              $    58,935      $    94,877      $  (315,087)
=============================================================================================================================
Net income (loss) per common share - basic
  Income (loss) from continuing operations before cumulative effect
    of accounting change                                                             $1.02            $1.58           $(4.37)
  Income (loss) from discontinued operations                                            --              .17            (1.20)
  Cumulative effect of accounting change                                                --             (.09)              --
-----------------------------------------------------------------------------------------------------------------------------
    NET INCOME (LOSS) PER COMMON SHARE - BASIC                                       $1.02            $1.66           $(5.57)
=============================================================================================================================
Net income (loss) per common share - diluted
  Income (loss) from continuing operations before cumulative effect
    of accounting change                                                             $1.02            $1.55           $(4.37)
  Income (loss) from discontinued operations                                            --              .17            (1.20)
  Cumulative effect of accounting change                                                --             (.09)              --
-----------------------------------------------------------------------------------------------------------------------------
    NET INCOME (LOSS) PER COMMON SHARE - DILUTED                                     $1.02            $1.63           $(5.57)
=============================================================================================================================

See accompanying notes.

Witco Corporation and Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)    For the years ended December 31                1998           1997           1996
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                                    $  58,935      $  94,877      $(315,087)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                      115,619        110,872        128,793
      Provision (benefit) for deferred income taxes                       37,902         46,612       (159,311)
      Pension (benefit) cost                                              (1,394)        14,640         15,154
      Gain on disposition of an investment                                (4,484)            --             --
      Gain on disposition of businesses                                   (1,115)        (2,007)            --
      Estimated (gain) loss on disposal of Lubricants Group                   --        (15,814)       111,865
      Provision for environmental remediation and compliance costs        22,025             --         30,077
      Provision for litigation                                                --             --         34,733
      Restructuring charges (credits)                                    (43,607)            --        345,130
      Cumulative effect of a change in accounting                             --          8,510             --
      Changes in operating assets and liabilities:
        Accounts and notes receivable                                     78,853            996         13,089
        Inventories                                                      (17,374)        27,207         36,672
        Prepaid                                                            3,925         (5,773)         4,956
        Accounts payable and other current liabilities                  (181,218)        13,758        (76,286)
      Other                                                              (10,048)       (12,746)        17,515
---------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                             58,019        281,132        187,300
===============================================================================================================
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                        (281,643)      (201,609)      (161,163)
  Proceeds from dispositions                                              26,857         84,011        136,941
  Other                                                                    6,256          9,368          1,769
---------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                               (248,530)      (108,230)       (22,453)
===============================================================================================================
FINANCING ACTIVITIES
  Dividends paid                                                         (64,457)       (63,872)       (63,351)
  Payments on borrowings                                                (453,819)      (196,326)      (526,378)
  Proceeds from borrowings                                               643,645        112,898        335,565
  Proceeds from exercise of stock options                                  4,050         19,227          7,084
  Other                                                                      160           (695)            --
---------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                  129,579       (128,768)      (247,080)
===============================================================================================================
Effects of exchange rate changes on cash and cash equivalents              1,535         (6,952)        (2,560)
---------------------------------------------------------------------------------------------------------------
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (59,397)        37,182        (84,793)
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                            96,383         59,201        143,994
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                               $  36,986      $  96,383      $  59,201
===============================================================================================================

See accompanying notes.

Witco Corporation and Subsidiary Companies

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

in thousands of dollars)

---------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                              Capital in           Other
                                               Preferred          Common       Excess of   Comprehensive
                                                   Stock           Stock       Par Value          Income
---------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                         $ 7      $  282,173      $  131,076      $   12,324
Net loss
Other comprehensive income, net of tax:
  Foreign currency translation adjustment                                                         (5,233)
  Minimum pension liability adjustment                                                               359

Comprehensive income
Cash dividends declared:
  Preferred stock
  Common stock
Common stock issued:

  Employee plans                                                   1,319           5,814
  Conversions                                         (1)             30             (25)
  Restricted stock                                                   296           1,588
---------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                           6         283,818         138,453           7,450
Net income
Other comprehensive income, net of tax:
  Foreign currency translation adjustment                                                        (39,370)
  Minimum pension liability adjustment                                                             2,549

Comprehensive income
Cash dividends declared:
  Preferred stock
  Common stock
Common stock issued:
  Employee plans                                                   3,527          18,520
  Conversions                                                         28             (28)
  Restricted stock                                                   143           1,035
Purchases of treasury stock
---------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                           6         287,516         157,980         (29,371)
Net income
Other comprehensive income, net of tax:
  Foreign currency translation adjustment                                                         14,540
  Minimum pension liability adjustment                                                               (53)

Comprehensive income
Cash dividends declared:
  Preferred stock
  Common stock
Common stock issued:
  Employee plans                                                     627           3,423
  Conversions                                                         20             (20)
  Restricted stock                                                                  (116)
Purchases of treasury stock
---------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                         $ 6      $  288,163      $  161,267      $  (14,884)
=========================================================================================================



------------------------------------------------------------------------------------------------------------
                                                Restricted                       Treasury
                                                     Stock          Retained       Stock,
                                                  Programs          Earnings      at Cost             Total
------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                      $     --        $  578,537     $     --        $1,004,117
Net loss                                                            (315,087)                      (315,087)
Other comprehensive income, net of tax:
  Foreign currency translation adjustment                                                            (5,233)
  Minimum pension liability adjustment                                                                  359
                                                                                                 -----------
Comprehensive income                                                                               (319,961)
Cash dividends declared:
  Preferred stock                                                        (18)                           (18)
  Common stock                                                       (63,410)                       (63,410)
Common stock issued:

  Employee plans                                                                                      7,133
  Conversions                                                                                             4
  Restricted stock                                    (1,884)                                            --
------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                          (1,884)        200,022           --           627,865
Net income                                                            94,877                         94,877
Other comprehensive income, net of tax:
  Foreign currency translation adjustment                                                           (39,370)
  Minimum pension liability adjustment                                                                2,549
                                                                                                 -----------
Comprehensive income                                                                                 58,056
Cash dividends declared:
  Preferred stock                                                        (16)                           (16)
  Common stock                                                       (64,051)                       (64,051)
Common stock issued:
  Employee plans                                                                                     22,047
  Conversions                                                                                            --
  Restricted stock                                       (97)                           871           1,952
Purchases of treasury stock                                                          (1,573)         (1,573)
------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                          (1,981)        230,832           (702)        644,280
Net income                                                            58,935                         58,935
Other comprehensive income, net of tax:
  Foreign currency translation adjustment                                                            14,540
  Minimum pension liability adjustment                                                                  (53)
                                                                                                 -----------
Comprehensive income                                                                                 73,422
Cash dividends declared:
  Preferred stock                                                        (16)                           (16)
  Common stock                                                       (64,441)                       (64,441)
Common stock issued:
  Employee plans                                                                                      4,050
  Conversions                                                                                            --
  Restricted stock                                       368                            659             911
Purchases of treasury stock                                                            (383)           (383)
------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                      $   (1,613)     $  225,310     $     (426)     $  657,823
============================================================================================================

See accompanying notes.

Witco Corporation and Subsidiary Companies

NOTES TO FINANCIAL STATEMENTS

(in thousands except per share data)
--------------------------------------------------------------------------------
NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: Witco Corporation is a worldwide manufacturer of high quality specialty chemical products. The Company's products are used primarily as intermediates by other manufacturers in industries such as personal care and household products, agricultural, automotive, housing and construction, packaging, food and textiles. Information on the Company's operations by segment and geographic area are included in Note 17 of Notes to Financial Statements.

ACCOUNTING DEVELOPMENTS: As of January 1, 1998, the Company adopted for all periods presented Statement of Financial Accounting Standards (SFAS) Statement No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity (see Note 10 of Notes to Financial Statements).

For the year ended December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes new standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position (see Note 17 of Notes to Financial Statements).

For the year ended December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefits plans, but does not result in any financial impact. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefits obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures (see Note 14 of Notes to Financial Statements).

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives be recorded on the balance sheet as an asset or liability measured at its fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the changes in fair market value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair market value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on its earnings and financial position. Since the standard allows certain foreign currency transactions to be accounted for as hedges for financial reporting purposes that were not previously treated as hedges, the Company may change its policies towards the management of certain foreign currency exposures. Any changes that may occur would be to further reduce the Company's exposure to foreign currency risks. The Company is required to adopt the provisions of SFAS No. 133 by January 1, 2000, however, early application is permitted as of the beginning of any preceding fiscal quarter.

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

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost and depreciation is provided principally using the straight-line method based on estimated useful lives. Buildings and improvements; and machinery, fixtures and equipment are depreciated over periods not exceeding 25 years and 16 years, respectively.

LONG-LIVED ASSETS AND INTANGIBLE ASSETS: SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. As indicated in Note 2 of Notes to Financial Statements, the Company recognized impairment losses associated with the 1996 restructuring plan.

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

Witco Corporation and Subsidiary Companies

NOTES TO FINANCIAL STATEMENTS

(in thousands except per share data)
--------------------------------------------------------------------------------
RESEARCH AND DEVELOPMENT COSTS: The Company's research and development costs are charged to expense as incurred and were $74,177 (1998), $71,756 (1997), and $73,088 (1996).

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

STOCK BASED COMPENSATION: The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock options granted since the exercise price of the option was the same as the market value of the Company's common stock. As prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," the Company has disclosed in
Note 11 of Notes to Financial Statements, the pro forma effects on net income
(loss) and earnings (loss) per share of recording compensation expense for the fair value of the options granted.

INCOME TAXES: Income taxes have been provided using the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes."

COMMON SHARE DATA: The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128 "Earnings Per Share."

NOTE 2 RESTRUCTURING

In December 1996, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $345,130. The principal actions in the 1996 restructuring plan involved the closure or sale of fifteen production facilities (nine in Performance Chemicals, five in Polymer Chemicals and one in OrganoSilicones), consolidation of supporting infrastructure and the elimination of approximately eighteen hundred corporate staff and manufacturing positions. During 1998, the Company made the decision to continue operations at its Petrolia, Pennsylvania and Ft. Worth, Texas facilities (both in Performance Chemicals), which had previously been identified for closure or sale. The 1996 restructuring plan is expected to be substantially completed by the end of 1999.

In 1998, the Company recorded restructuring credits of $43,607 related to the reversal of restructuring accruals for severance, environmental closure costs and demolition costs related to the decision to continue operations at its Petrolia, Pennsylvania and Ft. Worth, Texas facilities, and for revisions of estimates related to certain plant environmental closure costs. These credits were partially offset by restructuring charges of $8,843 primarily associated with the Company's global systems implementation and expenditures for equipment at sites previously identified for closure or sale, which otherwise would have been capitalized.

In 1997, the Company recorded additional restructuring charges of $13,044, primarily related to expenditures for equipment, principally at Performance Chemicals sites previously identified for closure, which otherwise would have been capitalized.

The following table summarizes the major components of the restructuring charges (credits):

-----------------------------------------------------------------------------------
                                                    1998          1997         1996
-----------------------------------------------------------------------------------
Equipment expenditures                          $  2,110      $ 10,321     $     --
Process reengineering                              5,235            --           --
Severance and related costs                       (8,789)           --       55,966
Curtailment charges                                   --            --       48,490
Write-down of property, plant and equipment           --            --       96,879
Environmental closure costs                      (30,849)           --       53,298
Write-down of goodwill and intangibles                --            --       40,000
Demolition costs                                  (3,969)           --       26,200
Lease commitments, contingencies and other         1,498         2,723       24,297
-----------------------------------------------------------------------------------
                                                $(34,764)     $ 13,044     $345,130
-----------------------------------------------------------------------------------

Included within the 1996 restructuring charge are $35,047 and $13,443 of curtailment charges for pension and other postemployment benefits, respectively. Such amounts represent the projected benefit costs for employees who have received, or will receive, retirement enhanced severance under the 1996 restructuring plan. As of December 31, 1998 and 1997, $9,898 and $4,114 of pension and other postemployment liabilities are included in the respective liability accounts for employees to be terminated in 1999 who will receive enhanced retirement severance benefits.

The 1996 write-down of property, plant and equipment; and goodwill and intangibles of $96,879 and $40,000, respectively, represents the reduction of the carrying value of the respective assets to their net realizable value based on the Company's estimate of the expected proceeds to be received upon sale of the related facility and operations.

Witco Corporation and Subsidiary Companies

(in thousands except per share data)
--------------------------------------------------------------------------------
The following table summarizes the activity in the restructuring accruals during 1998 and 1997:

==================================================================================================
                                                ACCRUAL                                    ACCRUAL
                                             BALANCE AT                                 BALANCE AT
                                           DECEMBER 31,         CASH   RESTRUCTURING  DECEMBER 31,
                                                   1997     PAYMENTS         CREDITS          1998
--------------------------------------------------------------------------------------------------
Severance and related costs                    $ 37,380     $(10,825)       $ (8,789)     $ 17,766
Environmental closure costs                      47,951       (4,915)        (30,849)       12,187
Demolition costs                                 25,891       (7,601)         (3,969)       14,321
Lease commitments, contingencies and other       21,829         (938)           --          20,891
--------------------------------------------------------------------------------------------------
                                               $133,051     $(24,279)       $(43,607)     $ 65,165
==================================================================================================

====================================================================================
                                                Accrual                      Accrual
                                             Balance at                   Balance at
                                           December 31,         Cash    December 31,
                                                   1996     Payments            1997
------------------------------------------------------------------------------------
Severance and related costs                    $ 55,966     $(18,586)       $ 37,380
Environmental closure costs                      53,298       (5,347)         47,951
Demolition costs                                 26,200         (309)         25,891
Lease commitments, contingencies and other       24,297       (2,468)         21,829
------------------------------------------------------------------------------------
                                               $159,761     $(26,710)       $133,051
====================================================================================

During 1998, the Company sold two plants and shut-down one other (all in Performance Chemicals). Included within this activity were the sale of the Company's SACI Anti-Corrosion and Coatings business and the assets of a portion of its commodity surfactants business, which resulted in an immaterial amount of proceeds. During 1997, the Company sold five plants (four in Performance Chemicals and one in Polymer Chemicals) and shut-down two others (one in OrganoSilicones and one in Polymer Chemicals). Included within this activity were the sale of the Company's Canadian Detergents and Aluminum Chloride businesses and portions of its Anionic Surfactants business for a total of approximately $29,000. The operating results individually and in the aggregate of these dispositions and shut-downs were not significant to the consolidated results of operations. The remaining three plants (two in Performance Chemicals and one in Polymer Chemicals) are expected to be closed during 1999. As of December 31, 1998, approximately 1,000 employees have been terminated as a result of the 1996 restructuring plan and approximately 400 employees are scheduled for termination in 1999.

As of December 31, 1998, $28,905 and $36,260 of the accrual balances associated with the 1996 restructuring plan are included in the accounts payable and other current liabilities caption and the deferred credits and other liabilities caption, respectively, of the Consolidated Balance Sheet.

NOTE 3 INVENTORIES

Inventories are classified as follows:

================================================================================
                                                         1998               1997
--------------------------------------------------------------------------------
Raw materials and supplies                           $ 53,024           $ 72,528
Finished goods                                        202,501            162,806
--------------------------------------------------------------------------------
                                                     $255,525           $235,334
--------------------------------------------------------------------------------

Work in progress included above is not significant.

Inventories valued on a LIFO basis, at December 31, 1998 and 1997, amounted to $79,814 and $76,615, respectively. Inventories would have been $30,693 and $32,334 higher than reported at December 31, 1998 and 1997, respectively, if the FIFO method (which approximates current cost) had been used by the Company for all inventories.

NOTE 4 PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

================================================================================
                                                          1998              1997
--------------------------------------------------------------------------------
Land                                                $   28,904        $   32,089
Buildings and improvements                             181,731           170,115
Machinery, fixtures and equipment                    1,294,895         1,198,692
Assets under construction                              269,484           145,735
--------------------------------------------------------------------------------
                                                     1,775,014         1,546,631
Less accumulated depreciation                          813,311           766,241
--------------------------------------------------------------------------------
                                                    $  961,703        $  780,390
================================================================================

Witco Corporation and Subsidiary Companies

(in thousands except per share data)
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
Depreciation expense, including amortization of assets under capital lease obligations, from continuing operations amounted to $95,101 (1998), $86,789
(1997), and $99,676 (1996).

At December 31, 1998 and 1997, buildings and improvements included approximately $10,400 and $12,500, respectively, related to an office/laboratory facility under a capital lease.

A director of the Company is also a director and senior officer of a third-party contractor which provides certain engineering, procurement, construction and project management services to the Company. During 1998, payments to this third-party contractor were $163.8 million, primarily related to expenditures for property, plant and equipment.

NOTE 5 GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

================================================================================
                                                          1998              1997
--------------------------------------------------------------------------------
Goodwill                                              $631,265          $649,241
Patents and licenses                                    74,090            62,515
Other                                                   58,060            67,566
--------------------------------------------------------------------------------
                                                       763,415           779,322
Less accumulated amortization                          151,472           157,703
--------------------------------------------------------------------------------
                                                      $611,943          $621,619
================================================================================

Amortization expense from continuing operations amounted to $20,518 (1998), $24,083 (1997), and $29,117 (1996).

NOTE 6 ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following:

=====================================================================================
                                                                    1998         1997
-------------------------------------------------------------------------------------
Trade accounts payable                                          $150,197     $238,212
Other accruals                                                   116,497      123,305
Reserves for environmental remediation and compliance costs       24,300       37,372
Reserve for restructuring                                         28,905       19,528
Payroll related liabilities                                       42,676       70,870
Reserve for disposition of Lubricants Group                       14,888        4,300
Income taxes                                                      55,691       21,944
-------------------------------------------------------------------------------------
                                                                $433,154     $515,531
=====================================================================================

NOTE 7   INDEBTEDNESS

During 1998, the Company refinanced borrowings under its 7.325% Notes and its 6.47% and 6.30% Bank Loans by entering into new Bank Loans aggregating $77,154 which are due in 2003.

On March 31, 1997, the Company entered into a five year revolving credit agreement totaling $500,000 with various banks, $180,000 and $10,000 of which was utilized at December 31, 1998 and 1997, respectively. Borrowings on this facility are at various rate options to be determined at the time of borrowing. The facility contains covenants which are customary in agreements of this nature. The Company is required to pay a facility fee of .075% per year on the total commitment. The interest rates on domestic credit facility borrowings outstanding at December 31, 1998 and 1997, were 5.40% and 6.12%, respectively. The Company also has access to short-term uncommitted facilities based on current money market interest rates, of which $17,500 was outstanding as of December 31, 1998. The interest rate on short-term uncommitted facilities outstanding at December 31, 1998 was 5.55%. These uncommitted facilities were not utilized as of December 31, 1997.


The Company has arrangements with various banks for lines of credit for its international subsidiaries aggregating $29,339, of which $1,815 and $1,374 was utilized by the Company's Brazilian subsidiary at December 31, 1998 and 1997, respectively, for import/export financing. The weighted average interest rates on the outstanding import/export financing at December 31, 1998 and 1997 were 12.6% and 16.7%, respectively.

Based upon the existing covenants under the Company's revolving credit agreement, the Company can borrow up to an additional $330 million on its various borrowing arrangements as of December 31, 1998.

At December 31, 1998, principal maturities of long-term debt, including capital lease obligations, through the year 2003 are $2,105 (1999), $2,265 (2000), $2,142 (2001), $2,009 (2002), and $244,322 (2003).

Witco Corporation and Subsidiary Companies

(in thousands except per share data)
--------------------------------------------------------------------------------
Following is a summary of long-term debt:

================================================================================
                                                              1998          1997
--------------------------------------------------------------------------------
6.60% Notes due 2003                                      $165,000      $165,000
6.125% Notes due 2006                                      150,000       150,000
6.875% Debentures due 2026                                 150,000       150,000
7.75% Debentures due 2023                                  110,000       110,000
7.325% Notes due 1998                                           --        40,136
AIBOR + 0.225% Bank Loan due 2003                           31,926            --
AIBOR + 0.96% Bank Loan due 2003                            31,926            --
6.47% Bank Loan due 2000                                        --        17,811
AIBOR + 1.725% Bank Loan due 2003                           13,302            --
6.30% Bank Loan due 2001                                        --        12,352
5.85% Pollution Control Revenue Bonds due 2023              10,000        10,000
Capital Lease Obligation                                     9,238        12,509
8.20% Bank Loan due 2006                                     9,084         8,489
Industrial Development Revenue Bond due 2014                 8,500         8,500
Other                                                        1,321         1,764
--------------------------------------------------------------------------------
                                                           690,297       686,561
Less amounts included in notes and loans payable             2,105        41,460
--------------------------------------------------------------------------------
                                                          $688,192      $645,101
================================================================================

The Company has outstanding interest rate swap contracts with an aggregate notional amount of $77,154. These contracts are used to convert the Company's variable interest rate (AIBOR - Amsterdam Interbank Offered Rate) Dutch guilder denominated debt to fixed rate debt (5.2% weighted average interest rate). See
Note 15 of Notes to Financial Statements.

Following is a summary of interest from continuing operations:

================================================================================
                                              1998           1997           1996
--------------------------------------------------------------------------------
Interest expense                           $48,361        $53,004        $69,334
Capitalized interest                        10,192          2,413          1,503
--------------------------------------------------------------------------------
  Total interest incurred                  $58,553        $55,417        $70,837
--------------------------------------------------------------------------------
  Total interest payments                  $57,552        $54,754        $62,593
================================================================================

NOTE 8   SHAREHOLDERS' EQUITY

The Company has in place a Shareholder Rights Plan (the Plan). The Plan was implemented by the issuance of one preferred stock purchase right for each share of common stock outstanding at the close of business on March 2, 1995, or issued thereafter until the rights become exercisable. Each right entitles the holder in certain events to purchase one-one thousandth of a share of participating preferred stock at a purchase price of $110 per share. Each one-one thousandth of a share of participating preferred stock is intended to represent the economic equivalent of one share of common stock. Under the Plan, 300 shares of participating cumulative preferred stock without per value have been authorized.

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

Each share of $2.65 Cumulative Convertible Preferred Stock is entitled to one vote and has a minimum liquidating preference of $66 per share. Each share is subject to redemption at the Company's option at $66 per share and is convertible into 16.8075 shares of the Company's common stock. At December 31, 1998, 99 shares of unissued common stock of the Company were reserved for issuance in accordance with the $2.65 Cumulative Convertible Preferred Stock.

The Company has authorized 8,300 shares of series preferred stock, which, when issued, will have such rights, power, and preferences as shall be fixed by the Company's Board of Directors.

Quarterly dividends declared of $.28 per share on the Company's common stock amounted to $1.12 for 1998, 1997 and 1996.

Witco Corporation and Subsidiary Companies

(in thousands except per share data)
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
Common and preferred stock transactions were as follows:

================================================================================
                                                 1998         1997         1996
--------------------------------------------------------------------------------
Convertible preferred stock
  Outstanding at beginning of year                  6            6            7
  Conversions                                      --           --           (1)
--------------------------------------------------------------------------------
    Outstanding at end of year                      6            6            6
================================================================================
Common stock
  Issued at beginning of year                  57,503       56,763       56,435
  Net shares issued under employee plans          125          705          263
  Conversions                                       4            6            6
  Restricted stock                                 --           29           59
--------------------------------------------------------------------------------
    Issued at end of year                      57,632       57,503       56,763
================================================================================
Treasury stock
  In treasury at beginning of year                 15           --           --
  Purchases of treasury stock                      10           35           --
  Net shares issued under employee plans           --           (1)          --
  Net shares issued as restricted stock           (13)         (19)          --
--------------------------------------------------------------------------------
    In treasury at end of year                     12           15           --
================================================================================

NOTE 9   EARNINGS PER SHARE

The following is an illustration of the reconciliation of the numerators and denominators of basic and diluted EPS computations and other related disclosures required by SFAS No. 128.

================================================================================================================================
                                                                                             1998           1997           1996
--------------------------------------------------------------------------------------------------------------------------------
NUMERATOR:
Income (loss) from continuing operations                                                $  58,935      $  90,078      $(247,174)
Preferred stock dividends                                                                     (16)           (17)           (18)
--------------------------------------------------------------------------------------------------------------------------------
  Numerator for basic earnings per share - income (loss) from continuing operations
  available to common shareholders                                                         58,919         90,061       (247,192)
Effect of dilutive securities:
  Preferred stock dividends                                                                    16             17             18
--------------------------------------------------------------------------------------------------------------------------------
  Numerator for diluted earnings per share - income (loss) from continuing
  operations available to common shareholders after assumed conversions                 $  58,935      $  90,078      $(247,174)
================================================================================================================================
DENOMINATOR:
Denominator for basic earnings per share - weighted-average shares                         57,518         57,130         56,591
Effect of dilutive securities:
  Employee stock options                                                                      265            735             --
  Cumulative convertible preferred stock                                                      101            106             --
  Restricted shares                                                                            74             71             --
--------------------------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                                                              440            912             --
--------------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share
  - adjusted weighted average shares and assumed conversions                               57,958         58,042         56,591
================================================================================================================================
Basic earnings per share                                                                $    1.02      $    1.58      $   (4.37)
================================================================================================================================
Diluted earnings per share                                                              $    1.02      $    1.55      $   (4.37)
================================================================================================================================

The average number of options to purchase shares of common stock excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, therefore, having an antidilutive effect, were 4,113 and 89 for fiscal 1998 and 1997, respectively. Due to the antidilutive impact of the Company's 1996 loss from continuing operations, the impact of all options to purchase shares of common stock and the conversion of 6 shares of convertible preferred stock have not been included in the computation of diluted earnings per share.

Witco Corporation and Subsidiary Companies

(in thousands except per share data)
--------------------------------------------------------------------------------
NOTE 10   COMPREHENSIVE INCOME

Components of other comprehensive income are as follows:

=================================================================================
                                                               1998
---------------------------------------------------------------------------------
                                             PRE-TAX   TAX (BENEFIT)   AFTER-TAX
                                              AMOUNT        EXPENSE       AMOUNT
---------------------------------------------------------------------------------
Foreign currency translation adjustment     $ 20,425       $  5,885     $ 14,540
Minimum pension liability adjustment             (87)           (34)         (53)
---------------------------------------------------------------------------------
  Total other comprehensive income          $ 20,338       $  5,851     $ 14,487
=================================================================================

=================================================================================
                                                               1997
---------------------------------------------------------------------------------
                                             Pre-Tax   Tax (Benefit)   After-Tax
                                              Amount        Expense       Amount
---------------------------------------------------------------------------------
Foreign currency translation adjustment     $(51,807)      $(12,437)    $(39,370)
Minimum pension liability adjustment           4,179          1,630        2,549
---------------------------------------------------------------------------------
  Total other comprehensive income          $(47,628)      $(10,807)    $(36,821)
=================================================================================

=================================================================================
                                                               1996
---------------------------------------------------------------------------------
                                             Pre-Tax   Tax (Benefit)   After-Tax
                                              Amount        Expense       Amount
---------------------------------------------------------------------------------
Foreign currency translation adjustment     $(11,403)      $ (6,170)    $ (5,233)
Minimum pension liability adjustment             504            145          359
---------------------------------------------------------------------------------
  Total other comprehensive income          $(10,899)      $ (6,025)    $ (4,874)
=================================================================================

Components of accumulated other comprehensive income are as follows:

=================================================================================
                                         FOREIGN         MINIMUM     ACCUMULATED
                                        CURRENCY         PENSION           OTHER
                                     TRANSLATION       LIABILITY   COMPREHENSIVE
                                      ADJUSTMENT      ADJUSTMENT          INCOME
---------------------------------------------------------------------------------
Balance at December 31, 1997            $(27,381)       $ (1,990)       $(29,371)
Other comprehensive income - 1998         14,540             (53)         14,487
---------------------------------------------------------------------------------
Balance at December 31, 1998            $(12,841)       $ (2,043)       $(14,884)
=================================================================================

=================================================================================
                                         Foreign         Minimum     Accumulated
                                        Currency         Pension           Other
                                     Translation       Liability   Comprehensive
                                      Adjustment      Adjustment          Income
---------------------------------------------------------------------------------
Balance at December 31, 1996            $ 11,989        $ (4,539)       $  7,450
Other comprehensive income - 1997        (39,370)          2,549         (36,821)
---------------------------------------------------------------------------------
Balance at December 31, 1997            $(27,381)       $ (1,990)       $(29,371)
=================================================================================

NOTE 11 STOCK BASED COMPENSATION PLANS

The Company has fixed option plans for certain employees. Under the 1992 Incentive Stock Option Plan, the Company may grant options to its employees for up to 179 and 184 shares of common stock at December 31, 1998 and 1997, respectively. Under the 1995 Incentive Stock Option Plan, the Company may grant options to its employees for up to 528 and 477 shares of common stock at December 31, 1998 and 1997, respectively. Under the 1997 Incentive Stock Option Plan, the Company may grant options to its employees for up to 957 and 1,828 shares of common stock at December 31, 1998 and 1997, respectively. These plans provide that shares granted come from the Company's authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant.

These options are exercisable in installments within a period not to exceed ten years from the date of grant. The options outstanding at December 31, 1998 and 1997, expire on various dates through December 2008. At December 31, 1998 and 1997, unissued common stock of the Company reserved for issuance in accordance with the stock option plans are 7,737 and 7,921 shares, respectively.

In 1997, shareholders approved a Shareholder Value Incentive Plan (the "SVIP") under which 200 shares of convertible preferred stock may be issued to selected officers and employees. Each share of preferred stock is convertible into common stock at a ten to one ratio if certain performance criteria are achieved by March 4, 2002. At December 31, 1998 and 1997, rights outstanding were 185 and 171 shares, respectively.

Witco Corporation and Subsidiary Companies

(in thousands except per share data)
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB No. 25, the Company does not recognize compensation expense when the exercise price of the options granted is equal to the market value of the Company's common stock at the date of grant. Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123) requires the Company to disclose the pro forma impact on net income (loss) and net income (loss) per share as if compensation expense associated with employee stock options had been calculated under the fair value method of SFAS No. 123 for employee stock options granted subsequent to December 31, 1994.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively; dividend yield of 3%, 3% and 4%; expected volatility of .256, .245 and .214; risk-free interest rates of 5.6%, 5.9% and 6.1%; and weighted-average expected lives of 9.0, 2.1 and 5.5 years.

The Company's net income (loss) and net income (loss) per common share have been adjusted to the pro forma amounts indicated below. These pro forma effects may not be representative of the effects on future years because of the subjective assumptions used in the fair value estimate calculated under the Black-Scholes model and that new grants are generally made each year.

================================================================================
                                                    1998       1997        1996
--------------------------------------------------------------------------------
Net income (loss)              As reported       $58,935    $94,877    $(315,087)
                               Pro forma         $52,901    $87,754    $(317,658)
Net income (loss) per common   As reported       $  1.02    $  1.66    $   (5.57)
  share: basic                 Pro forma         $   .92    $  1.54    $   (5.61)
Net income (loss) per common   As reported       $  1.02    $  1.63    $   (5.57)
  share: diluted               Pro forma         $   .92    $  1.51    $   (5.61)
================================================================================

Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999 since certain options granted prior to January 1, 1995, vest over five years.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

===========================================================================================================
                                                       1998               1997                1996
-----------------------------------------------------------------------------------------------------------
                                                          Weighted-          Weighted-           Weighted-
                                                            Average            Average             Average
                                                           Exercise           Exercise            Exercise
                                                   Shares     Price   Shares     Price    Shares     Price
-----------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year              5,432       $33    4,283       $30     2,619       $28
Granted                                             1,032       $24    1,995       $37     2,182       $33
Exercised                                            (125)      $31     (705)      $28      (267)      $25
Forfeited                                            (266)      $34     (141)      $33      (251)      $30
----------------------------------------------------------------------------------------------------------
Options outstanding, end of year                    6,073       $32    5,432       $33     4,283       $30
Options exercisable at end of year                  3,627       $33    2,094       $30     1,827       $29
Weighted-average fair value of options
  granted during the year                           $7.10              $6.12               $6.35
===========================================================================================================

===========================================================================================================
                                   Options Outstanding                             Options Exercisable
                      ----------------------------------------------------    -----------------------------
                                                      Weighted    Weighted            Number       Weighted
                                                       Average     Average    Exercisable at        Average
Range of                Number Outstanding           Remaining    Exercise      December 31,       Exercise
Exercise Prices       at December 31, 1998    Contractual Life       Price              1998          Price
---------------       ----------------------------------------------------    -----------------------------
$19.00-$26.56                        1,405           7.6 years         $24               409            $25
$28.00-$46.81                        4,668           6.7 years         $34             3,218            $34
                      --------------------                                    --------------
                                     6,073                                             3,627
===========================================================================================================

In 1997 and 1996, restricted stock awards were granted to two key employees pursuant to certain employment agreements between the Company and such employees. In 1997, two restricted common stock awards totaling 29 shares were granted and 21 shares have vested for these awards as of December 31, 1998.

In 1996, an award of 19 shares of restricted common stock was granted and were fully vested as of December 31, 1998. In 1996, two additional restricted common stock awards totaling 40 shares were granted and will vest if certain performance-based criteria are met. Unless these performance criteria are met, these restricted stock awards shall terminate on either September 9, 2001, or June 13, 2002, according to the terms of the awards. As of December 31, 1998, 13 shares have vested for these awards.

The weighted-average fair value of the restricted stock on the date of grant was $36 and $32 with a weighted-average remaining contractual life as of December 31, 1998 of .34 and 3.26 years for 1997 and 1996 grants, respectively.

Witco Corporation and Subsidiary Companies

(in thousands except per share data)
--------------------------------------------------------------------------------

NOTE 12   OTHER EXPENSES (INCOME) - NET

The components of other expenses (income) - net from continuing operations are as follows:

==================================================================================================
                                                                    1998         1997         1996
--------------------------------------------------------------------------------------------------
Amortization of intangibles                                     $ 20,518     $ 24,083     $ 29,117
Provision for litigation                                              --           --       34,733
Provision for environmental remediation and compliance costs      22,025           --       30,077
Settlements with certain of the Company's insurers                    --         (950)      (4,316)
Gain on disposition of an investment                              (4,484)          --           --
Gain on disposition of businesses                                 (1,115)      (2,007)          --
Other - net                                                          476       (3,296)      (1,211)
--------------------------------------------------------------------------------------------------
                                                                $ 37,420     $ 17,830     $ 88,400
==================================================================================================

NOTE 13   INCOME TAXES

The components of income (loss) from continuing operations before income taxes and cumulative effect of accounting change are:

==================================================================================================
                                                                    1998         1997         1996
--------------------------------------------------------------------------------------------------
Domestic                                                       $  53,816    $  63,461    $(335,609)
Foreign                                                           47,796       89,238        9,800
--------------------------------------------------------------------------------------------------
                                                               $ 101,612    $ 152,699    $(325,809)
==================================================================================================

The provision for income taxes (benefit) from continuing operations consists of the following:

==================================================================================================
                                                                    1998         1997         1996
--------------------------------------------------------------------------------------------------
Current
  Federal                                                       $(20,803)    $(13,486)    $(14,514)
  State                                                           (2,793)      (2,633)         735
  Foreign                                                         24,335       32,779       38,564
Deferred
  Federal                                                         43,047       35,737      (85,750)
  State                                                            5,780        5,636      (11,771)
  Foreign                                                         (6,889)       4,588       (5,699)
Investment tax credit amortization                                    --           --         (200)
--------------------------------------------------------------------------------------------------
                                                                $ 42,677     $ 62,621     $(78,635)
==================================================================================================

The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

==================================================================================================
                                                                    1998         1997         1996
--------------------------------------------------------------------------------------------------
Statutory federal income tax rate                                   35.0%       35.0%       (35.0)%
Foreign rate differences                                             8.0         4.0          8.1
Non-deductible goodwill amortization                                 4.8         3.1          1.8
State income taxes - net                                             2.3         2.0         (3.4)
Research and development tax credits                                (3.2)       (2.0)          --
Foreign sales corporation                                           (2.6)       (1.8)          --
Non-deductible goodwill amortization and intangible write-down        --          --          3.9
Federal rate differences on loss carrybacks                         (1.9)         --           --
Other                                                               (0.4)        0.7          0.5
--------------------------------------------------------------------------------------------------
                                                                    42.0%       41.0%       (24.1)%
==================================================================================================

Witco Corporation and Subsidiary Companies

(in thousands except per share data)
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS

The components of deferred income taxes are as follows:

========================================================================================
                                                                     1998          1997
----------------------------------------------------------------------------------------
Current deferred tax (assets) liabilities:
  Reserve for environmental remediation and compliance costs    $ (10,749)    $ (13,264)
  Accrual items                                                   (30,456)      (18,362)
  Inventories                                                       6,009         8,472
  Reserve for disposition of Lubricants Group                      (5,927)       (1,683)
  Other - net                                                      (1,410)      (22,199)
----------------------------------------------------------------------------------------
                                                                $ (42,533)    $ (47,036)
========================================================================================
Non-current deferred tax (assets) liabilities:
  Depreciation                                                  $  98,112     $ 108,505
  Reserve for environmental remediation and compliance costs      (37,249)      (56,572)
  Postretirement benefits other than pensions                     (26,369)      (22,865)
  Net operating loss carryforward                                 (22,554)      (21,684)
  Excess foreign tax credits                                      (10,000)       (9,500)
  Other - net                                                      (9,545)       (4,865)
----------------------------------------------------------------------------------------
                                                                $  (7,605)    $  (6,981)
========================================================================================

No federal or state income taxes have been provided on approximately $235,000 of unremitted earnings of the Company's international subsidiaries at December 31, 1998. Based on the expected ability to utilize resulting foreign tax credits, no significant tax charges would result if these earnings were repatriated to the United States.

At December 31, 1998, non-current deferred tax assets include $22,554 (recorded in connection with purchase accounting associated with the acquisition of OrganoSilicones, formerly OSi Specialties) for a net operating loss carry forward and $10,000 for excess foreign tax credits. The Company has concluded that it is more likely than not that the net operating loss carry forward will be used based upon continued profitability combined with the income generated from existing taxable temporary differences; and that excess foreign tax credits will be utilized based upon the generation of domestic and foreign source income.

The Company's federal net operating losses of approximately $56,800 are subject to certain limitations and expire as follows: $8,500 (2008), $33,300 (2009), and $15,000 (2010). The Company's excess foreign tax credits of approximately $10,000 expire in 2002.

Cash payments (refunds) for income taxes amounted to $(2,510) (1998), $11,852
(1997), and $24,716 (1996).

NOTE 14 PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

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

Certain union employees of the Company participate in multi-employer plans which provide defined benefits to these employees. The Company makes contributions primarily based upon hours worked. Such contributions amounted to $338, $559 and $473 during 1998, 1997 and 1996, respectively, for these plans. In addition, certain union employees of the Company participate in multi-employer plans that provide defined postretirement health and life insurance benefits. The net periodic postretirement benefit cost for these employees is not distinguishable. The Company's costs associated with these plans on a cash basis is not significant.

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

Witco Corporation and Subsidiary Companies

(in thousands except per share data)
--------------------------------------------------------------------------------

Change in benefit obligation:

================================================================================================================================
                                                              Pension Plans                               Post-Retirement Plans
----------------------------------------------------------------------------------------------------     -----------------------
                                                            1998         1997                                 1998          1997
----------------------------------------------------------------------------------------------------     -----------------------
                                                   Domestic      Foreign      Domestic      Foreign
----------------------------------------------------------------------------------------------------
Benefit obligation at beginning of year           $ 425,770    $ 119,372     $ 393,331     $ 122,351     $  70,227     $  58,746
Service cost                                          9,267        4,893         9,015         5,090           951           553
Interest cost                                        29,626        6,998        29,037         7,615         4,791         3,948
Plan participants' contributions                         --          781            --           731           393           401
Plan amendments                                       1,018         (810)          935         3,294            --            --
Actuarial (gains) losses                             15,233       (5,370)       19,182        (1,219)        4,577        10,680
Foreign currency exchange rate changes                   --        5,654            --       (15,912)           --            --
Business combinations                                    --           --            --           540            --            --
Acquisitions                                             --        7,571            --            --            --            --
Benefits paid                                       (27,318)      (5,104)      (25,730)       (3,118)       (4,943)       (4,101)
Curtailments                                             --       (4,590)           --            --            --            --
Settlements                                              --      (10,741)           --            --            --            --
---------------------------------------------------------------------------------------------------------------------------------
  Benefit obligation at end of year               $ 453,596    $ 118,654     $ 425,770     $ 119,372     $  75,996     $  70,227
=================================================================================================================================

Change in plan assets:

================================================================================================================================
                                                              Pension Plans                               Post-Retirement Plans
----------------------------------------------------------------------------------------------------     -----------------------
                                                            1998         1997                                 1998          1997
----------------------------------------------------------------------------------------------------     -----------------------
                                                   Domestic      Foreign      Domestic      Foreign
----------------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year    $ 385,275    $  49,625     $ 344,020     $  49,015     $      --     $      --
Actual return on plan assets                         48,251        4,609        57,455         6,211            --            --
Foreign currency exchange rate changes                   --        1,677            --        (5,187)           --            --
Employer contributions                               10,507        3,341        10,197         1,973         4,550         3,700
Plan participants' contributions                         --          781            --           731           393           401
Benefits paid                                       (27,318)      (5,094)      (25,730)       (3,118)       (4,943)       (4,101)
Settlements                                              --       (1,576)         (667)           --            --            --
---------------------------------------------------------------------------------------------------------------------------------
  Fair value of plan assets at end of year        $ 416,715    $  53,363     $ 385,275     $  49,625     $      --     $      --
=================================================================================================================================

Funded status:

================================================================================================================================
                                                              Pension Plans                               Post-Retirement Plans
----------------------------------------------------------------------------------------------------     -----------------------
                                                            1998         1997                                 1998          1997
----------------------------------------------------------------------------------------------------     -----------------------
                                                   Domestic      Foreign      Domestic      Foreign
----------------------------------------------------------------------------------------------------
Funded status                                     $ (36,881)   $ (65,291)    $ (40,495)    $ (69,747)    $ (75,996)    $ (70,227)
Unrecognized transition (asset)                      (2,843)      (2,197)       (5,491)       (2,427)           --            --
Unrecognized actuarial (gain) loss                   21,342       (3,135)       20,817         1,799        14,899        10,680
Unrecognized prior service cost                      13,809        4,595        15,146         5,342           172           209
Unrecognized net (gain) loss                             --         (399)           --           386            --            --
---------------------------------------------------------------------------------------------------------------------------------
  Net amount recognized                           $  (4,573)   $ (66,427)    $ (10,023)    $ (64,647)    $ (60,925)    $ (59,338)
=================================================================================================================================
The amounts recognized in the consolidated balance sheets consist of the following:

================================================================================================================================
                                                              Pension Plans                               Post-Retirement Plans
----------------------------------------------------------------------------------------------------     -----------------------
                                                            1998         1997                                 1998          1997
----------------------------------------------------------------------------------------------------     -----------------------
                                                   Domestic      Foreign      Domestic      Foreign
----------------------------------------------------------------------------------------------------
Prepaid benefit costs                             $  37,518    $   3,771     $  33,481     $   2,870     $      --     $      --
Accrued benefit liabilities                         (49,638)     (71,442)      (51,970)      (68,715)      (60,925)      (59,338)
Intangible asset                                      4,199        1,244         5,204         1,198            --            --
Accumulated other comprehensive income                3,348           --         3,262                          --            --
---------------------------------------------------------------------------------------------------------------------------------
  Net amount recognized                           $  (4,573)   $ (66,427)    $ (10,023)    $ (64,647)    $ (60,925)    $ (59,338)
=================================================================================================================================

Witco Corporation and Subsidiary Companies

(in thousands except per share data)
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS


                                     Plans with Projected Benefit    Plans with Accumulated Benefit
                                    Obligations in Excess of Plan   Obligations in Excess of Plan
                                        Assets at December 31           Assets at December 31
---------------------------------------------------------------------------------------------------
Aggregate value of:                       1998          1997                   1998         1997
---------------------------------------------------------------------------------------------------
Projected benefit obligation          $114,413      $104,741               $     --      $    --
Accumulated benefit obligation        $     --      $     --               $ 83,674      $74,692
Fair value of plan assets             $ 54,741      $ 43,216               $ 49,112      $37,906
===================================================================================================

Components of net periodic benefit cost:

=============================================================================================================
                                                    Pension Plans                       Post-Retirement Plans
--------------------------------------------------------------------------------------  ---------------------
                                      1998               1997               1996          1998   1997    1996
--------------------------------------------------------------------------------------  ---------------------
                               Domestic  Foreign  Domestic  Foreign  Domestic  Foreign
--------------------------------------------------------------------------------------
Service cost                   $  9,267  $ 4,893  $  9,015  $ 5,090  $ 10,456  $ 4,600  $  951 $  553 $   637
Interest cost                    29,626    6,998    29,037    7,615    25,997    7,154   4,791  3,948   3,082
Expected return on plan assets  (34,590)  (3,453)  (32,576)  (3,433)  (31,544)  (3,702)     --     --      --
Amortization of unrecognized
  transition (asset)             (2,648)    (230)   (2,746)    (228)   (2,747)    (449)     --     --      --
Prior service cost recognized     2,354      328     2,267      288     3,094      118      21     21      21
Recognized actuarial (gains)
  losses                          1,047     (158)      481     (170)    1,935      164     373     32      --
Curtailment (gain) loss recognized   --   (3,239)       --       --    18,593      (47)     --     --  13,443
Settlement (gain) recognized         --  (11,589)       --       --      (234)     (18)     --     --      --
Special termination benefits         --       --        --       --    26,188      142      --     --      --
--------------------------------------------------------------------------------------  ---------------------
  Net periodic benefit cost    $  5,056 $ (6,450) $  5,478  $ 9,162  $ 51,738  $ 7,962  $6,136 $4,554 $17,183
=============================================================================================================

The weighted-average assumptions as of December 31, used in the measurement of the Company's benefit obligation are shown in the following table:

================================================================================================================================
                                                              Pension Plans                               Post-Retirement Plans
----------------------------------------------------------------------------------------------------     -----------------------
                                                            1998                       1997                  1998          1997
----------------------------------------------------------------------------------------------------     -----------------------
                                                   Domestic      Foreign      Domestic      Foreign
----------------------------------------------------------------------------------------------------
Discount rate                                         7.00%        5.80%         7.25%        6.60%          7.00%         7.25%
Expected long-term rate of return on plan assets     10.00%        6.86%        10.00%        7.06%            N/A           N/A
Rate of compensation increase                         4.25%        3.15%         4.50%        3.80%            N/A           N/A
================================================================================================================================

For measurement purposes, a 5.75% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease to 4.75% for 2000 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

=====================================================================================================================
                                                                             1-Percentage Point    1-Percentage Point
                                                                                       Increase              Decrease
---------------------------------------------------------------------------------------------------------------------
Effect on the aggregate of the service and interest cost components of net
  periodic post-retirement health care benefit cost for 1998                             $  740              $  (655)
Effects on accumulated post-retirement benefit obligation for health care
  benefits as of December 31, 1998                                                       $7,965              $(7,209)
=====================================================================================================================

The Company sponsors a defined contribution savings plan, the Witco Corporation Employee Retirement Savings Plan, which is organized under sections 401(k) and 401(a) of the Internal Revenue Code. The Plan allows domestic salary and hourly non-bargaining employees to contribute up to a maximum of 15% of their base pay with the Company providing a matching contribution of 50% up to 6%. In addition, the Company sponsors the OSi Specialties, Inc. 401(k) Savings and Investment Plan which covers all full time domestic employees of OSi Specialties, Inc. The Plan allows employees to contribute a maximum of 17.5% of eligible compensation and the Company provides a matching contribution of 50% up to 7.5%. The Plans permit employees to make contributions on both a pre-tax and after-tax basis. Participants are immediately vested in their contributions and become fully vested in the matching contribution upon meeting certain service requirements. Union employees' participation, provisions, contributions and employer match are based upon terms of their respective collective bargaining agreement. The Company's matching contributions to these plans were $4,300, $3,400 and $4,200 for 1998, 1997 and 1996, respectively.

Witco Corporation and Subsidiary Companies

(in thousands except per share data)
--------------------------------------------------------------------------------
NOTE 15   FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward and swap contracts to hedge the effect of foreign currency fluctuations on the financial statements. The Company also enters into interest rate swap contracts to modify the interest characteristics of its outstanding debt.

The Company purchases foreign currency forward contracts that are designated and effective as hedges of recorded transactions (principally foreign currency trade receivables and payables, as well as intercompany debt), which otherwise would expose the Company to foreign currency risk. Realized and unrealized gains and losses on foreign currency forward contracts (including open, matured and terminated contracts) that are designated and effective as hedges of recorded transactions are recognized in earnings and offset the impact of valuing recorded foreign currency trade payables and receivables. Unrealized gains or losses are cumulatively measured as the differential between the spot exchange rate at the contract's inception and the spot exchange rate as of the balance sheet date. Discounts or premiums (the difference between the current spot exchange rate and the contract exchange rate at the inception of the contract) on foreign currency forward contract designated and effective as hedges of recorded transactions are amortized over the respective contract lives. Realized and unrealized gains and losses on foreign currency forward contracts that are not designated and effective as hedges are included in income as other expenses (income) - net. The net asset or liability representing the fair value of open positions are included in accounts and notes receivables on the Consolidated Balance Sheet.

The Company uses foreign currency swap contracts that are designed to reduce its exposure to foreign currency risk from its net investment (including long-term intercompany loans) in its international subsidiaries. For foreign currency swap contracts that are designated and effective as hedges, realized and unrealized gains and losses (including those from open, matured and terminated contracts), net of related taxes, are included in the accumulated other comprehensive income component of shareholders' equity (the deferral accounting method). Discounts or premiums are amortized over the respective contract lives. The related amounts due to or from counterparties are included in deferred costs and other assets or deferred credits and other liabilities on the Consolidated Balance Sheet.

At December 31, 1998 and 1997, the Company had outstanding foreign currency forward contracts with aggregate notional amounts of approximately $237,000 and $287,000 respectively, to hedge foreign currency risk on accounts receivable and payable and intercompany debt. These forward contracts are generally outstanding for one to six months and are primarily denominated in German marks, Italian lira, Dutch guilders, Swiss and French francs, Hong Kong dollars, and British pounds.

At December 31, 1998 and 1997, the Company had outstanding foreign currency swap contracts with aggregate notional amounts of approximately $205,000 and $247,000 respectively, to hedge its foreign net investments. At December 31, 1998 the swap contracts are primarily in German marks, which expire in March 2003.

At December 31, 1998, the Company had outstanding interest rate swap contracts with an aggregate notional amount of approximately $77,000. These contracts are used to convert the Company's variable interest rate Dutch guilder denominated debt to fixed rate debt. Each interest rate swap contract is designated with the principal balance and the term of the specific debt obligation. These contracts involve the exchange of interest payments over the life of the contract without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued as other liabilities or assets and recognized as an adjustment to interest expense. The fair value of the swap contracts and changes in the fair value due to changes in market interest rates are not recognized in the financial statements. Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss.

All contracts have been entered into with major financial institutions. The risk associated with these transactions is the cost of replacing, at current market rates, agreements in the event of default by the counterparties. Management believes the risk of incurring such losses is remote.

The Company had outstanding standby letters of credit totaling $52,691 and $43,329 at December 31, 1998 and 1997, respectively, primarily related to environmental remediation commitments and self-insurance security deposits. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. Therefore, the Company does not believe it is practical to estimate their fair value and does not believe exposure to loss is likely.

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

LONG-TERM PAYABLE: The fair value is estimated by discounting the future cash flows using the Company's incremental borrowing rate.

Witco Corporation and Subsidiary Companies

(in thousands except per share data)
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

LONG-TERM DEBT, INCLUDING CURRENT PORTION: The fair value for the 6.60% and the 6.125% Notes and the 7.75% and the 6.875% Debentures were based on quoted market values. For all other long-term debt which have no quoted market price, the fair value is estimated by discounting projected future cash flows using the Company's incremental borrowing rate.

INTEREST RATE SWAP AND FOREIGN CURRENCY FORWARD AND SWAP CONTRACTS: The fair value is the amount at which the contracts could be settled based on quotes provided by investment banking firms.

The following table presents the carrying amounts and estimated fair values of material financial instruments used by the Company in the normal course of its business.

============================================================================================================
                                                               1998                           1997
------------------------------------------------------------------------------------------------------------
                                                      Carrying                       Carrying
                                                        Amount     Fair Value          Amount     Fair Value
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                             $ 36,986       $ 36,986        $ 96,383       $ 96,383
Notes receivable                                      $ 16,782       $ 17,039        $ 21,008       $ 20,987
Long-term payable                                     $ 11,684       $ 10,457        $     --       $     --
Long-term debt, including current portion             $681,059       $677,690        $674,052       $678,908
Off-balance sheet financial instruments:
  Unrealized loss on interest rate swap and
    foreign currency forward and swap contracts       $     --       $(18,584)       $     --       $   (843)
============================================================================================================


NOTE 16   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES: At December 31, 1998, minimum rental commitments related to continuing operations under noncancelable operating leases amounted to $21,545
(1999), $18,951 (2000), $17,277 (2001), $16,449 (2002), $15,428 (2003), and
$113,266 (2004 and thereafter).

Rental expenses under operating leases from continuing operations were $22,588
(1998), $19,549 (1997) and $22,725 (1996).

CAPITAL LEASE: The Company has a capital lease for an office/laboratory facility located in Meyrin, Switzerland. The lease contains purchase options and expires in 2007.

Future minimum lease payments at December 31, 1998, were as follows:

================================================================================
1999                                                                    $ 1,435
2000                                                                      1,435
2001                                                                      1,435
2002                                                                      1,435
2003                                                                      1,435
2004 and thereafter                                                       5,742
--------------------------------------------------------------------------------
  Total minimum lease payments                                           12,917
Amounts representing interest                                            (3,679)
--------------------------------------------------------------------------------
  Present value of net minimum lease payments                             9,238
Current portion                                                            (739)
--------------------------------------------------------------------------------
  Long-term obligation                                                  $ 8,499
================================================================================

The lease contains a sublease agreement for one-third of the facility over the length of the lease with the lessee providing a pro rata share of the minimum lease payments.

CAPITAL COMMITMENTS: At December 31, 1998, the estimated costs to complete authorized projects under construction amounted to $143,623.

LITIGATION, CLAIMS AND CONTINGENCIES: The Company is a potentially responsible party (PRP) or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the Company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of December 31, 1998, the Company was a PRP, or a defendant, in connection with 53 sites at which it is likely to incur environmental response costs as a result of actions brought against the Company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act (CERCLA), the federal Resource Conservation and Recovery Act
(RCRA) or similar state or local laws. With 21 exceptions, all of these sites involve one or more other PRPs, and in most cases there are numerous other PRPs in addition to the Company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

Witco Corporation and Subsidiary Companies

(in thousands except per share data)
--------------------------------------------------------------------------------

The Company evaluates and reviews its environmental reserves for future remediation and other costs on a quarterly basis to determine appropriate reserve amounts. Inherent in this process are considerable uncertainties which affect the Company's ability to estimate the ultimate costs of remediation efforts. Such uncertainties include the nature and extent of contamination at each site, evolving governmental standards regarding remediation requirements, changes in environmental regulations, widely varying costs of alternative cleanup methods, the number and financial condition of other potentially responsible parties at multi-party sites, innovations in remediation and restoration technology, and the identification of additional environmental sites.

At December 31, 1998 and 1997, the Company's reserves for environmental remediation and compliance costs, including sites identified for closure or sale as part of the 1996 restructuring plan and sites related to the operations of the former Lubricants Group, amounted to $122,546 and $186,587, respectively, reflecting the Company's estimate of the costs to be incurred over an extended period of time in respect of those matters which are reasonably estimable. At December 31, 1998 and 1997, $95,546 and $149,215, respectively, of the reserves are included in Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. The Company believes it has provided adequate reserves for these commitments.

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

The Company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position or liquidity. However, the Company's operating results or cash flows could be materially affected in future periods by the resolution of contingencies.


NOTE 17  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

Witco is a global manufacturer of specialty chemicals. It generates revenues from four business segments: Polymer Chemicals, OrganoSilicones, Performance Chemicals, and Oleochemicals & Derivatives. The Polymer Chemicals segment produces catalysts and additives, organotin and mixed metal stabilizers, organic peroxides, amide and stearate lubricants, tin stabilizer intermediates, metal organic products, aluminum alkyls, and methyl aluminum oxane, which are used primarily by the construction, automotive plastics packaging and marine paint industries. The OrganoSilicones segment produces organofunctional silanes, silicone surfactants, specialty silicone fluids, and amine catalysts which have uses in the plastics, personal and health care, construction, automotive, and a variety of other specialty industries. The Performance Chemicals segment produces a variety of oils, lubricants surfactants, and additives which are used in cosmetics, pharmaceuticals, plastics, motor and marine oils, paints and metal working fluids, adhesives and coatings, agricultural herbicides and latex systems. The Oleochemicals & Derivatives segment produces fatty acids, glycerines, esters, fatty amines, quaternaries, amphoteric surfactants, and specialty anionic and nonionic surfactants which are used in the personal care, home care, and functional specialties markets.

The Company evaluates performance and allocates resources based on operating income from continuing operations, not including income and expenses that are of a general corporate nature. Accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of Notes to Financial Statements. Inter-segment sales, which were not significant, are accounted for on the same basis used to price sales to similar non-affiliated customers and such sales are eliminated in arriving at consolidated amounts. The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes and production assets.

Witco Corporation and Subsidiary Companies

(in thousands except per share data)
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

                                                                           1998            1997            1996
---------------------------------------------------------------------------------------------------------------
Net sales
  Polymer Chemicals                                                  $  481,708      $  519,835      $  533,948
  OrganoSilicones                                                       432,570         472,517         447,929
  Performance Chemicals                                                 663,489         781,782         844,651
  Oleochemicals & Derivatives                                           363,762         413,268         424,718
---------------------------------------------------------------------------------------------------------------
    Total segment sales                                               1,941,529       2,187,402       2,251,246
---------------------------------------------------------------------------------------------------------------
  All other                                                                  --              --          12,081
---------------------------------------------------------------------------------------------------------------
    Net sales                                                        $1,941,529      $2,187,402      $2,263,327
===============================================================================================================
Operating income (loss)
  Polymer Chemicals                                                  $   51,827      $   72,721      $    1,285
  OrganoSilicones                                                        41,801          72,634          58,351
  Performance Chemicals                                                  74,150          69,923        (202,175)
  Oleochemicals & Derivatives                                             1,827          21,597           5,041
---------------------------------------------------------------------------------------------------------------
    Total segment operating income (loss)                               169,605         236,875        (137,498)
---------------------------------------------------------------------------------------------------------------
  Corporate and unallocated                                             (21,589)        (31,876)       (124,560)
---------------------------------------------------------------------------------------------------------------
    Operating income (loss) from continuing operations                  148,016         204,999        (262,058)
---------------------------------------------------------------------------------------------------------------
Other expense - net                                                      (3,000)         (4,029)         (3,531)
Interest expense - net                                                  (43,404)        (48,271)        (60,220)
---------------------------------------------------------------------------------------------------------------
    Income (loss) from continuing operations before income taxes
      and cumulative effect of accounting change                     $  101,612      $  152,699      $ (325,809)
===============================================================================================================
Equity in net income (loss) of Investees
  Polymer Chemicals                                                  $     (425)     $       (6)     $      852
  Performance Chemicals                                                      13              48              69
  Oleochemicals & Derivatives                                               102             102             104
---------------------------------------------------------------------------------------------------------------
    Total segment equity in net income (loss) of investees                 (310)            144           1,025
---------------------------------------------------------------------------------------------------------------
  Corporate and unallocated                                                  --              --              (1)
---------------------------------------------------------------------------------------------------------------
      Equity in net income (loss)                                    $     (310)     $      144      $    1,024
===============================================================================================================
Depreciation and amortization
  Polymer Chemicals                                                  $   20,297      $   22,685      $   27,425
  OrganoSilicones                                                        39,249          36,980          37,865
  Performance Chemicals                                                  21,464          19,971          34,469
  Oleochemicals & Derivatives                                            25,644          23,819          24,092
---------------------------------------------------------------------------------------------------------------
    Total segment depreciation and amortization                         106,654         103,455         123,851
---------------------------------------------------------------------------------------------------------------
  Corporate and unallocated                                               8,965           7,417           4,942
---------------------------------------------------------------------------------------------------------------
    Depreciation and amortization from continuing operations         $  115,619      $  110,872      $  128,793
===============================================================================================================
Assets
  Polymer Chemicals                                                  $  367,642      $  348,708      $  374,115
  OrganoSilicones                                                       922,734         942,454         962,319
  Performance Chemicals                                                 460,778         397,420         400,790
  Oleochemicals & Derivatives                                           368,496         375,502         354,573
---------------------------------------------------------------------------------------------------------------
    Total segment assets                                              2,119,650       2,064,084       2,091,797
---------------------------------------------------------------------------------------------------------------
  Net assets of discontinued operations                                      --              --          62,108
  Corporate                                                             219,219         233,568         237,800
---------------------------------------------------------------------------------------------------------------
    Total consolidated assets                                        $2,338,869      $2,297,652      $2,391,705
===============================================================================================================
Capital expenditures (exclusive of acquisitions)
  Polymer Chemicals                                                  $   62,645      $   52,527      $   25,077
  OrganoSilicones                                                        24,760          23,482          40,477
  Performance Chemicals                                                  95,349          57,304          36,549
  Oleochemicals & Derivatives                                            51,634          37,244          27,928
---------------------------------------------------------------------------------------------------------------
    Total segment capital expenditures                                  234,388         170,557         130,031
---------------------------------------------------------------------------------------------------------------
  Discontinued operations                                                    --              --          11,844
  Corporate                                                              47,255          31,052          19,288
---------------------------------------------------------------------------------------------------------------
    Capital expenditures                                             $  281,643      $  201,609      $  161,163
===============================================================================================================

Witco Corporation and Subsidiary Companies

(in thousands except per share data)
--------------------------------------------------------------------------------

                                                       1998           1997           1996
------------------------------------------------------------------------------------------
Equity Method Investments
  Polymer Chemicals                              $       --     $    1,683     $    2,063
  OrganoSilicones                                        61             --             --
  Performance Chemicals                                 141            121             88
  Oleochemicals & Derivatives                         2,593          2,491          2,389
------------------------------------------------------------------------------------------
    Total segment equity method investments           2,795          4,295          4,540
------------------------------------------------------------------------------------------
  Discontinued operations                                --             --          2,368
  Corporate                                              --          1,732          2,013
------------------------------------------------------------------------------------------
    Equity method investments                    $    2,795     $    6,027     $    8,921
==========================================================================================

==========================================================================================
Net sales
  United States                                  $1,108,984     $1,282,889     $1,327,939
  Western Europe                                    670,394        721,691        747,536
  Other international                               162,151        182,822        187,852
------------------------------------------------------------------------------------------
    Net Sales                                    $1,941,529     $2,187,402     $2,263,327
------------------------------------------------------------------------------------------
Long-lived assets
  United States                                  $1,180,155     $1,064,499     $  964,152
  Western Europe                                    275,907        266,927        319,335
  Other international                                45,892         35,640         40,035
------------------------------------------------------------------------------------------
    Long-lived assets                            $1,501,954     $1,367,066     $1,323,522
==========================================================================================

With the exception of operations based in the United States, no individual countries net sales or long-lived assets are significant.

Inter-area sales are accounted for on the same basis used to price sales to similar non-affiliated customers and such sales are eliminated in arriving at consolidated amounts.

The following tables present a reconciliation of operating income (loss) from continuing operations on a segment basis detailing unusual or infrequently occurring items which affect comparability between years:

==========================================================================================================================
                                                                          1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                        OLEO-
                                             POLYMER       ORGANO-  PERFORMANCE  CHEMICALS &   CORPORATE &
                                           CHEMICALS    SILICONES     CHEMICALS  DERIVATIVES   UNALLOCATED         TOTAL
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
  operations excluding non-recurring items  $ 52,919      $42,843     $  55,594     $  2,356     $ (24,034)    $ 129,678
Restructuring (charges) credits - net            576        2,148        29,063        1,391         1,586        34,764
Environmental remediation and
  compliance costs                            (2,030)      (3,190)      (10,860)      (2,320)       (3,625)      (22,025)
Gain on disposal of an investment                 --           --            --           --         4,484         4,484
Gain on disposition of businesses                362           --           353          400            --         1,115
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from
  continuing operations                     $ 51,827      $41,801     $  74,150     $  1,827     $ (21,589)    $ 148,016
==========================================================================================================================
==========================================================================================================================
                                                                          1997
--------------------------------------------------------------------------------------------------------------------------
                                                                                        Oleo-
                                             Polymer       Organo-  Performance  Chemicals &   Corporate &
                                           Chemicals    Silicones     Chemicals  Derivatives   Unallocated         Total
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
  operations excluding non-recurring items  $ 75,026      $72,652     $  79,841     $ 18,909     $ (31,342)     $215,086
Restructuring charges                           (923)         (18)      (10,007)        (612)       (1,484)      (13,044)
Insurance settlements                             --           --            --           --           950           950
Gain (loss) on disposition of businesses      (1,382)          --            89        3,300            --         2,007
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from
  continuing operations                     $ 72,721      $72,634     $  69,923     $ 21,597     $ (31,876)     $204,999
==========================================================================================================================
==========================================================================================================================
                                                                          1996
--------------------------------------------------------------------------------------------------------------------------
                                                                                        Oleo-
                                             Polymer       Organo-  Performance  Chemicals &   Corporate &
                                           Chemicals    Silicones     Chemicals  Derivatives   Unallocated         Total
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
  operations excluding non-recurring items  $ 51,890      $58,351     $  69,217     $ 16,457     $ (26,173)    $ 169,742
Restructuring charges                        (43,178)          --      (237,853)     (10,724)      (53,375)     (345,130)
Other charges                                 (7,427)          --       (33,539)        (692)      (49,328)      (90,986)
Insurance settlements                             --           --            --           --         4,316         4,316
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from
  continuing operations                     $  1,285      $58,351     $(202,175)   $   5,041     $(124,560)    $(262,058)
==========================================================================================================================

Witco Corporation and Subsidiary Companies


(in thousands except per share data)
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
The Company does not allocate income and expenses that are of a general corporate nature to segments in computing operating income. These include general corporate expenses, interest income and expense, and certain other income and expenses not directly attributable to a specific segment.

In 1997, corporate and unallocated included charges of $1,484 related to restructuring charges and gains of $950 as a result of settlements with certain of the Company's insurers, net of related legal and other costs.

In 1996, corporate and unallocated included charges of $53,375 related to a restructuring of the Company's operations and $49,328 of non-recurring items related to provisions for litigation and other matters.

Foreign currency translation and transaction gains and losses included in net income are not significant.

OrganoSilicones purchases, in the aggregate, approximately 40% of its raw materials from Dow Corning Corporation and Union Carbide Corporation under various long-term agreements, which expire at various times through 2010.


NOTE 18  ACQUISITIONS AND DISPOSITIONS

On May 29, 1998 the Company swapped its epoxy and adhesives business for Ciba Specialty Chemicals' PVC heat stabilizer business. The PVC heat stabilizer business had an appraised value of approximately $31,000. The acquisition was accounted for as a purchase and results of operations have been included in the consolidated financial statements from the date of the acquisition. A preliminary allocation of the purchase price (the appraised value of $31,000) resulted in no goodwill. The disposition of the Company's epoxy systems and adhesives business resulted in a gain of $362 ($221 after-tax; with no earnings per share effect). The pro-forma net sales and results of operations for this acquisition, had the acquisition occurred at the beginning of 1998 and 1997, are not significant, and accordingly, have not been provided.


NOTE 19 DISCONTINUED OPERATIONS

On September 11, 1995, the Company announced its intention to divest its Lubricants Group. These operations are reflected as discontinued operations for all periods presented in the Company's statements of operations. Net sales for discontinued operations amounted to $53,225 (1997) and $332,930 (1996). During 1997, the Company recorded an adjustment of $9,990, or $.17 per common share, reducing the estimated net loss on disposal of $68,253, or $1.21 per common share, recorded in 1996 associated with the divestiture of the Lubricants Group. The adjustment is primarily the result of revised estimates from the sale of the various Lubricants businesses.

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

Additional liabilities of the Lubricants Group which were retained by the Company as of December 31, 1998, amounted to $19,688 and are included in the accounts payable and other current liabilities caption of the Consolidated Balance Sheet including $14,888 principally for litigation and other matters and $4,800 for environmental remediation and compliance costs. Additionally, $23,116 is included in the deferred credits and other liabilities caption of the Consolidated Balance Sheet for environmental remediation and compliance costs.

Witco Corporation and Subsidiary Companies


(in thousands except per share data)
--------------------------------------------------------------------------------
QUARTERLY FINANCIAL DATA (UNAUDITED)

                           First Quarter      Second Quarter       Third Quarter       Fourth Quarter           Full Year
                         -----------------   ----------------    -----------------   -----------------        ----------------
                         1998(A)   1997(E)   1998(B)   1997(F)   1998(C)   1997(G)   1998(D)   1997(H)        1998        1997
--------------------------------------------------------------------------------------------------------------------------------
Net sales               $507,374  $568,490  $504,302  $571,437  $475,957  $528,105  $453,896  $519,370  $1,941,529  $2,187,402
Gross profit            $127,154  $136,325  $126,735  $147,735  $115,246  $134,946  $102,530  $138,991  $  471,665  $  557,997
Income from continuing
  operations before
  cumulative effect of
  accounting change     $ 20,445  $ 19,939  $ 15,157  $ 23,571  $ 10,704  $ 25,742  $ 12,629  $ 20,826  $   58,935  $   90,078
Income from continuing
  operations before
  cumulative effect of
  accounting change
  per share - basic(I)  $    .36  $    .35  $    .26  $    .42  $    .19  $    .45  $    .22  $    .36  $     1.02  $     1.58
Income from continuing
  operations before
  cumulative effect of
  accounting change
  per share -
  diluted(I)            $    .35  $    .35  $    .26  $    .41  $    .19  $    .44  $    .22  $    .36  $     1.02  $     1.55
Net income              $ 20,445  $ 19,939  $ 15,157  $ 33,561  $ 10,704  $ 25,742  $ 12,629  $ 15,635  $   58,935  $   94,877
================================================================================================================================

(A) Includes restructuring charges of $1,380, or $.02 per common share - diluted, related to costs associated with the Company's global systems implementation and expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized. Also includes a gain of $2,466, or $.04 per common share - diluted, as a result of the disposition of an investment.
(B) Includes restructuring charges of $1,696, or $.03 per common share - diluted, related to costs associated with the Company's global systems implementation and expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized. Also includes a gain of $221, with no per common share effect, as a result of the disposition of a business.
(C) Includes restructuring charges of $903, or $.02 per common share - diluted, related to costs associated with the Company's global systems implementation and expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized. Also includes a gain of $244, with no per common share effect, as a result of the disposition of a business.
(D) Includes restructuring credits of $25,186, or $.44 per common share - diluted, which are the result of the reversal of significant restructuring charges, which include severance and environmental closure costs related to the decision to continue operations at the Petrolia facility and revisions of estimates for certain plant environmental closure costs. These credits are offset by charges primarily associated with the Company's global systems implementation and charges related to expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized. Also includes other non-recurring charges of $13,435, or $.23 per common share - diluted, for environmental remediation and compliance costs and a gain of $215, with no per common share effect, related to the disposition of a business.
(E) Includes restructuring charges of $2,158, or $.04 per common share - diluted, primarily related to expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized. Also includes a gain of $580, or $.01 per common share - diluted, as a result of settlements with certain of the Company's insurers, net of related legal and other costs.
(F) Includes restructuring charges of $1,964, or $.03 per common share - diluted, primarily related to expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized.
(G) Includes restructuring charges of $1,254, or $.02 per common share - diluted, primarily related to expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized. Also includes a gain of $2,334 or $.04 per common share - diluted related to the disposition of businesses.
(H) Includes restructuring charges of $2,581, or $.04 per common share - diluted, primarily related to expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized. Also includes a loss of $1,110 or $.02 per common share - diluted, related to the disposition of businesses.
(I) Per share amounts for the quarter are computed independently; and, due to the computation formula, the sum of the quarters may not equal the year-to-date period.

Witco Corporation and Subsidiary Companies


(in thousands except per share data)
--------------------------------------------------------------------------------
RESPONSIBILITY FOR FINANCIAL STATEMENTS

Witco Corporation (Witco) is responsible for the integrity of the financial data reported by it and its subsidiary companies. This requires preparing financial statements and other financial data which fairly reflect Witco's consolidated financial position and results of operations in accordance with generally accepted accounting principles, including certain data that is based on management's best estimates and judgment.

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

Ernst & Young LLP, independent auditors, are engaged to audit and render an opinion as to whether Witco's financial statements present fairly Witco's consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Their audits are conducted in accordance with generally accepted auditing standards, and their report is included herein.

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

                                                                     SCHEDULE II

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

                     COLUMN A                        COLUMN B              COLUMN C             COLUMN D     COLUMN E
--------------------------------------------------   --------              --------             --------     --------
                                                                          ADDITIONS
                                                                          --------
                                                     BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE
                                                     BEGINNING     COSTS AND       OTHER                       AT END
                   DESCRIPTION                       OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS     OF PERIOD
--------------------------------------------------   ----------    ----------    ----------    ----------     ---------
Year ended December 31, 1998:
     Valuation and qualifying accounts deducted
       from assets to which they apply:
          Allowances for doubtful
            receivables-trade.....................    $ 12,649       $1,378       $ --           $2,767(b)   $11,260
                                                     ----------    ----------    ----------    ----------    --------
                                                     ----------    ----------    ----------    ----------    --------

Year ended December 31, 1997:
     Valuation and qualifying accounts deducted
       from assets to which they apply:
          Allowances for doubtful
            receivables-trade.....................    $ 14,201       $4,518       $ --           $6,070(b)   $12,649
                                                     ----------    ----------    ----------    ----------    --------
                                                     ----------    ----------    ----------    ----------    --------

Year ended December 31, 1996:
     Valuation and qualifying accounts deducted
       from assets to which they apply:
          Allowances for doubtful
            receivables-trade.....................    $  7,104       $8,235       $  3,036(a)    $4,174(b)   $14,201
                                                     ----------    ----------    ----------    ----------    --------
                                                     ----------    ----------    ----------    ----------    --------

------------

Notes:

(a) Amount principally consists of a purchase accounting adjustment of $3.0 million associated with the acquisition of OSi Specialties, Inc.

(b) Uncollectible receivables charged against the allowance provided.

                               WITCO CORPORATION
                               INDEX TO EXHIBITS

EXHIBIT
  NO.                    DESCRIPTION
-------                  -----------
10(iii)A10  --Employment Agreement March 1, 1998.
10(iii)A11  --Letter Agreement dated March 11, 1999.
21.         --Subsidiaries of the Registrant.
23.         --Consent of Independent Auditors.
27.         --Financial Data Schedule.



                          STATEMENT OF DIFFERENCES
                          ------------------------

The registered trademark symbol shall be expressed as.................... 'r'