Form 10-Q
period 1999-03-31
WITCO CORP
filed 1999-05-07
CIK 107889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to
                                           ---------    -----------

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


                           YES  X         NO
                               ---           ---

The number of shares of common stock outstanding is as follows:

       Class                                       Outstanding at April 30, 1999
       -----                                       -----------------------------
Common Stock - $5 par value                                   57,644,017


                                WITCO CORPORATION

                                    FORM 10-Q
                  For the quarterly period ended March 31, 1999

              CONTENTS                                                             PAGE
              --------                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed consolidated balance sheets at March 31, 1999 (unaudited) and
         December 31, 1998                                                           2

         Condensed consolidated statements of income (unaudited) for the three
         months ended March 31, 1999 and 1998                                        3

         Condensed consolidated statements of cash flows (unaudited) for the
         three months ended March 31, 1999 and 1998                                  4

         Notes to condensed consolidated financial statements (unaudited)            5

         Independent accountants' report on review of interim financial
         information                                                                 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                        10

Item 3.  Quantitative and Qualitative Disclosure of Market Risk                     16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                          17

Item 4.  Submission of Matters to a Vote of Security Holders                        18

Item 6.  Exhibits and Reports on Form 8-K                                           19

Signatures                                                                          20

Index to Exhibits                                                                   21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except per share data)

                                                            March 31,               December 31,
                                                              1999                    1998 (a)
                                                            ---------               ------------
                                                           (Unaudited)
ASSETS

  CURRENT ASSETS

   Cash and cash equivalents                               $   32,691                $   36,986
   Accounts and notes                                         354,164                   324,738
    receivable-net
   Inventories
      Raw materials and supplies               $ 57,574                  $ 53,024
      Finished goods                            212,432       270,006     202,501       255,525
                                               --------                  --------
   Deferred income taxes                                       42,850                    42,533
   Prepaid                                                     16,601                    20,836
                                                           ----------                ----------
    TOTAL CURRENT ASSETS                                      716,312                   680,618
                                                           ----------                ----------
  PROPERTY, PLANT, AND
   EQUIPMENT - less accumulated
   depreciation of $814,396 and $813,311                      985,344                   961,703

  GOODWILL AND OTHER INTANGIBLE
   ASSETS - less accumulated
   amortization of $156,593 and $151,472                      599,979                   611,943
  DEFERRED INCOME TAXES                                         3,610                     7,605
  DEFERRED COSTS AND OTHER ASSETS                              91,097                    77,000
                                                           ----------                ----------
    TOTAL ASSETS                                           $2,396,342                $2,338,869
                                                           ==========                ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
   Notes and loans payable                                 $  298,266                $  201,437
   Accounts payable and other current
    liabilities                                               443,875                   433,154
                                                           ----------                ----------
    TOTAL CURRENT LIABILITIES                                 742,141                   634,591
                                                           ----------                ----------
  LONG-TERM DEBT                                              681,045                   688,192
  DEFERRED CREDITS AND OTHER LIABILITIES                      344,395                   358,263
  SHAREHOLDERS' EQUITY
   $2.65 Cumulative Convertible
    Preferred Stock, par value
    $1 per share: authorized - 14 shares,
      issued and outstanding -  6 shares                            6                         6
   Common Stock, par value $5 per share:
    authorized - 100,000 shares,
    issued - 57,662 shares and
    57,632 shares                                             288,308                   288,163
   Capital in excess of par value                             161,582                   161,267
   Accumulated other comprehensive loss                       (36,672)                  (14,884)
   Restricted stock programs                                   (1,712)                   (1,613)
   Retained earnings                                          217,694                   225,310
   Treasury stock, at cost - 16
    shares and 12 shares                                         (445)                     (426)
                                                           ----------                ----------
    TOTAL SHAREHOLDERS' EQUITY                                628,761                   657,823
                                                           ----------                ----------
    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                  $2,396,342                $2,338,869
                                                           ==========                ==========

(a) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (in thousands except per share data)

                                                Three Months Ended March 31,
                                                1999                    1998
                                            ------------            -----------
Net Sales                                      $ 480,591              $ 507,374

Cost of Goods Sold                               364,547                380,220
                                               ---------              ---------
Gross Profit                                     116,044                127,154

Operating Expenses
   Selling expense                                25,128                 25,712
   General and administrative expenses            39,430                 34,032
   Research and development                       19,112                 17,885
   Other expenses (income) - net                   1,522                  1,020
   Restructuring charges                           2,682                  2,262
                                               ---------              ---------
        Total Operating Expenses                  87,874                 80,911
                                               ---------              ---------
Operating Income                                  28,170                 46,243

Other Expense (Income) - Net
   Interest expense                               12,862                 11,990
   Interest income                                (1,016)                (1,320)
   Other expense - net                               573                    921
                                               ---------              ---------
Income before Income Taxes                        15,751                 34,652

Income Taxes                                       7,245                 14,207
                                               ---------              ---------
Net Income                                     $   8,506              $  20,445
                                               =========              =========
Net Income Per Common Share: Basic             $     .15              $     .36
                                               =========              =========
Average Number of Common Shares: Basic            57,561                 57,443
                                               =========              =========
Net Income Per Common Share: Diluted           $     .15              $     .35
                                               =========              =========
Average Number of Common Shares: Diluted          57,735                 58,334
                                               =========              =========
Dividends Declared                             $     .28              $     .28
                                               =========              =========

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                            -----------------------------
                                                              1999                 1998
                                                            --------             --------
                                                                   (in thousands)
NET CASH USED IN OPERATING ACTIVITIES                       $(17,114)            $(73,393)
                                                            --------             --------
INVESTING ACTIVITIES
  Expenditures for property, plant, and equipment            (68,471)             (52,271)
  Proceeds from dispositions                                   2,707               21,770
  Other investing activities                                    --                  6,256
                                                            --------             --------
    Net Cash Used in Investing Activities                    (65,764)             (24,245)
                                                            --------             --------
FINANCING ACTIVITIES
  Proceeds from borrowings                                   388,561               55,288
  Payments on borrowings                                    (291,957)             (16,567)
  Dividends paid                                             (16,122)             (16,076)
  Proceeds from exercise of stock options                       --                  2,771
                                                            --------             --------
    Net Cash Provided by Financing Activities                 80,482               25,416
                                                            --------             --------
Effects of Exchange  Rate  Changes on Cash and
Cash Equivalents                                              (1,899)                (729)
                                                            --------             --------
DECREASE IN CASH AND CASH EQUIVALENTS                         (4,295)             (72,951)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              36,986               96,383
                                                            --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 32,691             $ 23,432
                                                            ========             ========

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The condensed consolidated financial statements at March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by independent accountants Ernst & Young LLP, and their report is included herein.

NOTE B - Changes in Accounting Principles

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

NOTE C - Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three month period ended March 31, 1999 and 1998 are as follows:

(in thousands of dollars)                         Three Months Ended
                                                      March 31,
                                               -----------------------
                                                 1999           1998
                                               ---------      --------
Net income                                    $   8,506       $ 20,445
Foreign currency translation adjustments        (21,788)        (5,176)
                                               --------       --------
Comprehensive income (loss)                    $(13,282)      $ 15,269
                                               ========       ========

The components of accumulated other comprehensive loss, net of related tax benefit, at March 31, 1999 and December 31, 1998 are as follows:

(in thousands of dollars)                      March 30,     December 31,
                                                 1999            1998
                                               ---------     ------------
Foreign currency translation adjustments       $(34,629)      $(12,841)
Pension - minimum liability adjustments          (2,043)        (2,043)
                                               --------       --------
Accumulated other comprehensive loss           $(36,672)      $(14,884)
                                               ========       ========

NOTE D - Effective Tax Rate

The effective tax rate of 46.0% and 41.0% for the three month periods ended March 31, 1999 and 1998, respectively, as compared to the federal statutory tax rate of 35%, is primarily the result of state income taxes, goodwill amortization which is not deductible for income tax purposes and the effect of the mix between domestic and foreign earnings. The 5% increase in the tax rate as of March 31,1999 as compared to March 31, 1998 is mainly due to the effect of non-deductible amortization costs on reduced earnings.

NOTE E - Earnings Per Share

The following is an illustration of the reconciliation of the numerator and denominator of basic and diluted EPS computations and other related disclosures.

(in thousands of dollars and shares,                                   Three Months Ended
except per share amounts)                                                   March 31,
                                                                       -------------------
                                                                         1999       1998
                                                                       --------   --------
Numerator:
---------
Net income                                                             $  8,506   $ 20,445
Cumulative convertible preferred stock dividends                             (4)        (4)
                                                                       --------   --------
  Numerator for basic earnings per share - income available to
   common shareholders                                                    8,502     20,441
Effect of dilutive securities:
  Cumulative convertible preferred stock dividends                            4          4
                                                                       --------   --------
  Numerator for diluted earnings per share - income available to
   common shareholders after assumed conversions                       $  8,506   $ 20,445
                                                                       ========   ========
Denominator:
------------
Denominator for basic earnings per share - weighted-average shares       57,561     57,443
Effect of dilutive securities:
  Employee stock options                                                   --          711
  Cumulative convertible preferred stock                                     99        103
  Restricted shares                                                          75         77
                                                                       --------   --------
Dilutive potential common shares                                            174        891
                                                                       --------   --------
Denominator for diluted earnings per share - adjusted weighted -
  average  shares and assumed conversions                                57,735     58,334
                                                                       ========   ========
Basic Earnings Per Share                                               $    .15   $    .36
                                                                       ========   ========
Diluted Earnings Per Share                                             $    .15   $    .35
                                                                       ========   ========

NOTE F - Litigation and Environmental

The Company is a potentially responsible party (PRP) or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the Company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of March 31, 1999, the Company was a PRP, or a defendant, in connection with 56 sites at which it is likely to incur environmental response costs as a result of actions brought against the Company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act (CERCLA), the federal Resource Conservation and Recovery Act (RCRA) or similar state or local laws. With 23 exceptions, all of these sites involve one or more other PRPs, and in most cases there are numerous other PRPs in addition to the Company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

At March 31, 1999, the Company's reserves for environmental remediation and compliance costs amounted to $115,524, reflecting the Company's estimate of the costs to be incurred over an extended period of time in respect of those matters which are reasonably estimable. At March 31, 1999, $95,546 of the reserves are included in Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets. The Company believes it has provided adequate reserves for these commitments.

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

Note G - Segment Information

For the year ended December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires comparative disclosure of limited segment information in financial statements for interim periods after adoption. The adoption of SFAS No. 131 does not affect results of operations or financial position.

(in thousands of dollars)                                               Three Months Ended
                                                                              March 31,
                                                                       -----------------------
                                                                         1999         1998
                                                                       ----------   ----------
Net sales
  Polymer Chemicals                                                    $ 113,531    $ 124,003
  OrganoSilicones                                                        112,614      111,688
  Performance Chemicals                                                  164,990      177,598
  Oleochemicals & Derivatives                                             89,456       94,085
                                                                       ---------    ---------
   Total net sales                                                     $ 480,591    $ 507,374
                                                                       =========    =========
Operating income
  Polymer Chemicals                                                    $   8,081    $  17,878
  OrganoSilicones                                                         12,952       11,797
  Performance Chemicals                                                   13,224       19,994
  Oleochemicals & Derivatives                                              3,767            6
                                                                       ---------    ---------
   Total segment operating income                                         38,024       49,675
  Corporate and unallocated                                               (9,854)      (3,432)
                                                                       ---------    ---------
   Operating income                                                       28,170       46,243
Other expense - net                                                         (573)        (921)
Interest expense - net                                                   (11,846)     (10,670)
                                                                       ---------    ---------
   Income before income taxes                                          $  15,751    $  34,652
                                                                       =========    =========

Note H- Other Matters

The three month period ended March 31, 1999 includes a gain of $2,200 ($1,342 after-tax or $.02 per common share - diluted) for additional proceeds received on the 1998 disposition of the company's SACI Anti-Corrosion Coatings business.

The restructuring charges of $2,682 ($1,636 after-tax or $.03 per common share - diluted) for the three month period ended March 31, 1999 include severance and related costs of $1,710 and other costs primarily associated with the Company's global systems implementation. During the three month period ended March 31, 1999, the Company made cash payments against the restructuring accruals of approximately $7,680 related principally to severance and related costs.

The restructuring charges of $2,262 ($1,380 after-tax or $.02 per common share - diluted) for the three month period ended March 31, 1998 include expenditures for equipment at sites previously identified for closure which otherwise would have been capitalized and other costs primarily associated with the Company's global systems implementation. During the three month period ended March 31, 1998, the Company made cash payments against the restructuring accruals of approximately $4,760 related principally to severance and related costs.

                     Independent Accountants' Review Report


The Board of Directors
Witco Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Witco Corporation and Subsidiary Companies as of March 31, 1999, and the related condensed consolidated statements of income for the three-month period ended March 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the three-month period ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Witco Corporation and Subsidiary Companies as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 1, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                            /s/ ERNST & YOUNG LLP


Stamford, Connecticut
May 6, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

Net cash used in operating activities was $17.1 million for the three month period ended March 31, 1999 as compared to $73.4 million for the same period of 1998. The decrease in cash used in operating activities is mainly due to the timing of payments associated with the 1996 restructuring plan and other initiatives.

Total debt increased $89.7 million to $979.3 million at March 31, 1999 as compared to December 31, 1998. The increase in total debt is primarily due to financing capital expenditures and other costs associated with the 1996 restructuring plan and other initiatives and the Company's global systems implementation, as a result of a decrease in net sales and an increase in working capital requirements.

The Company has a revolving credit agreement with various banks in the amount of $500 million, $260 million of which was outstanding at March 31, 1999. In addition, the Company has access to short-term uncommitted facilities based on current money market interest rates. As of March 31, 1999, the Company had $35.1 million outstanding on these uncommitted facilities. The Company also has, through certain of its international subsidiaries, arrangements with various banks for lines of credit in the amount of $29.3 million, of which $1 million was utilized as of March 31, 1999. The Company plans to utilize the credit agreement, uncommitted facilities and lines of credit periodically for its operating requirements and planned capital investment program. Based upon the existing covenants under the Company's revolving credit agreement, the Company could have borrowed up to an additional $171 million on its various borrowing arrangements as of March 31, 1999. On March 31, 1999, the Company amended its revolving credit agreement to delay the implementation of a more restrictive financial covenant from April 1, 1999 to January 1, 2000.

On January 13, 1999, the Company announced the next phase of its strategic plan, which includes its intention to divest or seek a strategic alliance for its Oleochemical and Derivatives business (ODG). In the event of a transaction which generates proceeds, the proceeds will be used to reduce short-term debt. In addition to the ODG strategic alternatives, the Company will focus its resources on realigning its portfolio mix with an emphasis on its market leadership, high growth, core businesses. The Company also plans to reduce its non-manufacturing operating expenses, including costs related to the corporate infrastructure. On April 28, 1999, the Company's Board of Directors approved the 1999 Enhanced Retirement Opportunity (1999 ERO) as part of its strategic plan. This is a voluntary program, that will provide enhanced retirement benefits to certain U.S. based employees. Certain U.S. based employees as of May 1, 1999 may be eligible for the 1999 ERO if they will be at least 50 years old and will have at least five years of vesting service as of December 31, 1999. The impact the 1999 ERO will have on the Company's earnings and financial position will not be known until participation in the program has been determined. In addition, on May 5, 1999, the Company announced its intention to sell its Petroleum Additives business. The proceeds from this divestiture will be used to reduce short-term debt.

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

RESTRUCTURING CHARGES

For information regarding restructuring charges, see Note H of the Notes to Condensed Consolidated Financial Statements.

CAPITAL INVESTMENTS AND COMMITMENTS

Capital expenditures for the first three months of 1999 amounted to $68.5 million as compared to $52.3 during the same period of 1998. Capital expenditures during the first three months of 1999 were primarily related to the 1996 restructuring plan and other initiatives and the Company's global systems implementation. The Company expects capital expenditures to be between $180 and $200 million for the year.

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

In connection with the Company's 1996 restructuring plan and other initiatives, the Company began a worldwide business process redesign and implementation project (Project EDGE). It is anticipated that the new systems implemented as part of Project EDGE, which are Year 2000 compliant, will replace substantially all of the Company's existing information technology (IT) business application systems. All other IT business application systems, which are not part of Project EDGE, and all non-IT systems and equipment (collectively non-EDGE) will be made compliant through the efforts of internal resources and third-party vendors. In order to assess the readiness of its EDGE and non-EDGE systems and equipment with the Year 2000 issue, the Company has completed an inventory of hardware, software, process control equipment and monitoring devices for plants, safety systems and other non-IT systems and equipment. Regarding both the EDGE and non-EDGE projects, the Company has completed the awareness phase, is over 95 percent complete with respect to the assessment phase, is 50 percent complete with respect to the repair/replacement phase and is 30 percent complete with respect to each of the testing and implementation phases. Completion of the assessment phase is expected during the second quarter of 1999, with completion of the repair/replacement, testing and implementation phases to be completed during the third quarter of 1999, with the exception of a small percentage of locations, including the Asia/Pacific region, where we are updating our existing business systems, the repair/replacement, testing and implementation phases will be completed in the fourth quarter 1999.

The Company has identified critical raw material suppliers, service providers and major customers and has initiated communications with these third parties in an effort to assess their plans and progress in addressing the Year 2000 issue. The Company is 80 percent complete with respect to its evaluation of critical raw material suppliers, service providers, and major customers. The Company has identified approximately 100 high-impact suppliers whose failure to deliver raw materials could cause disruption to operations and a loss of business. The Company has obtained information from key service providers with respect to their Year 2000 readiness and is in the process of reviewing their Year 2000 compliance status. The Company has also surveyed its major customers regarding their Year 2000 compliance status and is in the process of reviewing the results of these surveys. The Company will closely monitor the Year 2000 readiness of its high-impact suppliers, key service providers and major customers throughout 1999.

Costs

The total costs associated with Project EDGE and non-EDGE systems and equipment are expected to range from $110-$115 million (including $95-$100 million of capital expenditures), of which $85.3 million has been incurred ($70.0 million capitalized and $15.3 million expensed) to date. Expenditures of $7.6 million were made during the first quarter of 1999 ($6.9 million capitalized and $.7 million expensed). Substantially all of these costs are associated with Project EDGE. The costs associated with the third-party evaluation initiative are not expected to be significant.

Risks and Contingency Plans

The Company has ascertained that failure to alleviate the Year 2000 issues within its EDGE and non-EDGE projects could result in possible system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, produce products and engage in similar normal business activities, with a corresponding impact on the Company's results of operations. The Company is in the process of developing contingency plans for its critical EDGE and non-EDGE activities, which involve, among other actions, manual and/or external processing and building inventories. The Company is 75 percent complete with respect to the development of such contingency plans and expects to be complete during the second quarter of 1999.

To the extent that the operations of critical raw material suppliers, service providers, and major customers are impacted by their failure to address their Year 2000 issues, such disruption may have a direct impact on the Company's results of operations. Contingency plans are being developed and will include, but will not be limited to, building inventories, switching suppliers, managing production levels and finding alternate methods of transportation. The Company is 75 percent complete with respect to the development of its third-party contingency plans, with preliminary plans for raw material suppliers and service providers already completed. Reviews and revisions of such plans will be made throughout 1999 as circumstances warrant.

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

The Company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position or liquidity. However, the Company's results of operations or cash flows could be materially affected in future periods by the resolution of contingencies. See Note F of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

First quarter 1999 net sales of $480.6 million were $26.8 million, or approximately 5 percent, lower than the same quarter of 1998. The shortfall was attributable to a decline in volume of approximately 3 percent, partially offset by a more favorable product sales mix.

Net income for the first quarter of 1999 was $8.5 million compared to $20.4 million for the same quarter of 1998. The decline was mainly due to reduced sales volume. An increase in operating expenses primarily attributable to higher general and administrative expenses, including costs associated with business process improvement initiatives, and higher research and development costs added to the decline. Higher depreciation and net interest expenses, along with a 5 percent increase in the effective tax rate also contributed to the decrease in net income. The higher tax rate was mainly related to the effect of non-deductible amortization costs on reduced earnings and non-recurring tax benefits recorded in 1998.

SEGMENT INFORMATION

Segment net sales and operating income for the first quarter of 1999 and 1998 are set forth on the following table.

                                           Three Months Ended
                                               March 31,
(Unaudited - In Millions)                   1999        1998
                                         ----------- -----------
Net sales
       Polymer Chemicals                   $113.5      $124.0
       OrganoSilicones                      112.6       111.7
       Performance Chemicals                165.0       177.6
       Oleochemicals & Derivatives           89.5        94.1
                                         ----------- -----------
          Net sales                        $480.6      $507.4
                                         =========== ===========
Operating income
       Polymer Chemicals                    $ 8.1       $17.8
       OrganoSilicones                       13.0        11.8
       Performance Chemicals                 13.2        20.0
       Oleochemicals & Derivatives            3.8          -
       Corporate and unallocated             (9.9)       (3.4)
                                         ----------- -----------
          Operating income                  $28.2       $46.2
                                         =========== ===========

POLYMER CHEMICALS

Polymer Chemicals' net sales for the first quarter of 1999 declined $10.5 million, or approximately 8 percent, to $113.5 million compared to the same period of 1998. This shortfall was primarily the result of a decline in volume of approximately 13 percent caused by the impact of the 1998 swap of Witco's epoxy systems and adhesives business for Ciba Specialty Chemicals' PVC heat stabilizers business, product rationalization, weaker demand for marine antifouling coatings in Asia and competitive pressures in North America in selected markets. The adverse impact of these items was partially offset by a more favorable product sales mix.

Operating income for the first quarter of 1999 declined $9.8 million to $8.1 million compared to the same quarter of 1998. This was directly attributable to lower sales volume as well as additional costs associated with a February 1999 fire at the Company's Bergkamen, Germany facility.

ORGANOSILICONES

First quarter 1999 net sales of $112.6 million for OrganoSilicones were $.9 million, or approximately 1 percent, greater than the same period in 1998. Shipments were up approximately 1 percent with increases reported in North America and Asia Pacific. The adverse effect of the devaluation of the Brazilian Real was offset by a weakening of the US dollar against most other world currencies and a more favorable product sales mix.

First quarter 1999 operating income of $13.0 million was $1.2 million, or approximately 10 percent, higher than the same quarter of the prior year. Although volume improved, the increase in operating income was mainly due to improved margins attributable to increased operating efficiencies and a more favorable product sales mix.

PERFORMANCE CHEMICALS

Performance Chemicals' net sales of $165.0 million for the first quarter of 1999 were $12.6 million, or approximately 7 percent, less than 1998. Although volume was flat compared to the prior year, the arrangement entered into with Petro-Canada Lubricants in late 1998 resulted in an expansion of the paraffinic white oil business. With continued weakness in the oil field surfactants and polyester markets, this less favorable product mix was responsible for the decline in net sales.

Current quarter operating income of $13.2 million, which included a $2.2 million non-recurring gain for additional proceeds received on the 1998 disposition of the SACI Anti-Corrosion Coatings business, represented a decrease of $6.8 million, or approximately 34 percent, compared to the prior year. The decrease was driven by the revenue shortfall and additional costs attributable to fires at the segment's Petrolia, Pennsylvania facility and at Petro-Canada's refinery during the first quarter of 1999.

OLEOCHEMICALS AND DERIVATIVES

Oleochemicals and Derivatives' first quarter 1999 net sales of $89.5 million were $4.6 million, or approximately 5 percent, lower than the same quarter of 1998. The decline was attributable principally to a volume decline of approximately 5 percent of low margin products. Also contributing to the decrease in net sales were lower prices related to formula sales contracts that are based on raw material prices, which were lower in the first quarter of 1999 as compared to the same period last year.

Operating income for the first quarter of 1999 increased significantly from the prior year's break-even quarter to $3.8 million. The increase was attributable to a reduction in operating expenses, lower raw material costs and an improved product mix, including increased sales of refined glycerin due to the installation of a new glycerin still.

OUTLOOK

During 1999, the Company will take steps to implement the next phase of its strategic plan focusing its resources on its market leadership, high growth businesses: Polymer Chemicals, OrganoSilicones and Industrial Specialties. Refined Products, a lower growth but market leadership business, will continue as an important part of the Company's portfolio providing cash generation. The Company intends to complete a transaction regarding the divestiture or other strategic alliance of its Oleochemicals and Derivatives Group (ODG) during 1999. The Company has received proposals for this business and is nearing the completion of the second phase of the process. In addition , the Company plans to divest its Petroleum Additives business during 1999. In the event that these transactions generate proceeds, they will be used to reduce short-term debt. The Company also intends to find strategic solutions for its remaining non-core portfolio businesses during 1999. As a result of these actions, the Company will become a smaller but more efficient and focused company with higher quality earnings. As volume and revenue increase during the year and combine with the leverage present in the cost structure, the benefits of the restructuring efforts will begin to become visible in the Company's earnings.

In connection with these portfolio changes, the Company also plans to reduce non-manufacturing operating expenses, including costs related to corporate infrastructure, consistent with the restructuring of the portfolio and change in business emphasis. As plans to achieve these reductions are better defined, additional restructuring charges will be taken at various times during 1999 to provide for the costs of transitioning to the new business support structure.

Although during the first quarter of 1999 the Company experienced sequential improvement in its businesses, and conditions in certain world regions seem to have stabilized, the Company believes 1999 will continue to be a difficult year and remains cautious about market and economic conditions for the remainder of the year. During 1999, the Company will complete the remaining elements of its three year restructuring program, while continuing its efforts to grow its business in the current environment.

Capital spending in 1998 was $281.6 million, the highest level of the three year restructuring plan, and is now expected to be approximately $180 and $200 million during 1999. Total capital spending for the three year period ending in 1999 will exceed original estimates by approximately $63 -$83 million. This will result in significantly higher depreciation in 1999 and future years as compared to 1998. Total debt increased by approximately $90 million during the first quarter of 1999 to $979.3 million. The Company expects debt to continue at approximately this level, or be slightly higher, excluding any proceeds that may be received as a result of the ODG and Petroleum Additives transactions mentioned above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Refer to the Market Risk and Risk Management Polices section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

PART II.  OTHER INFORMATION

ITEM 1.Legal Proceedings

The Company is a potentially responsible party (PRP) or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the Company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of March 31, 1999, the Company was a PRP, or a defendant, in connection with 56 sites at which it is likely to incur environmental response costs as a result of actions brought against the Company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act (CERCLA), the federal Resource Conservation and Recovery Act (RCRA) or similar state or local laws. With 23 exceptions, all of these sites involve one or more other PRPs, and in most cases there are numerous other PRPs in addition to the Company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on April 28, 1999, at the offices of the Company, One American Lane, Greenwich, Connecticut beginning at 10:30 a.m.

(b) At the Annual Meeting, the Company's shareholders elected three directors to serve a term expiring in 2002 as follows:

                                          Votes
                              -------------------------------
                                   For           Withheld
                              --------------   --------------
    Don L. Blankenship         53,482,093         683,980
    Harry G. Hohn              53,407,846         758,227
    Dan J. Samuel              53,395,272         770,801
    Bruce F. Wesson            53,492,052         674,021

Directors who did not stand for election and continue in office until the 2000 Annual Meeting are: Simeon Brinberg, William R. Grant, Richard M. Hayden and Nicholas Pappas. Directors who did not stand for election and continue in office until the 2001 Annual Meeting are: Bruce R. Bond, William G. Burns, E. Gary Cook, Lousie Goeser and William Wishnick.

(c) In addition to the election of directors, at the Annual Meeting the Company's shareholders:

    (i) Ratified the appointment of Ernst & Young LLP as the Company's independent auditors for 1999.

                        Votes
    ----------------------------------------------
         For           Against         Abstain
    --------------- --------------  --------------
      54,080,357       61,388          24,328

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      10(i)   Amendment No. 1 to Credit Agreement dated March 31, 1999
      15      Letter re unaudited interim financial information
      27      Financial Data Schedule

      (b) Reports on Form 8-K

           There were no reports on Form 8-K filed during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WITCO CORPORATION
                                (Registrant)

                                /s/      BRIAN J. DICK
Date: May 7, 1999               ---------------------------------
                                Brian J. Dick
                                Controller - Chief Accounting Officer


                                /s/      EDGAR J. SMITH, JR.
Date: May 7, 1999               ---------------------------------
                                Edgar J. Smith, Jr.
                                Vice President,  General Counsel and
                                   Corporate Secretary

                                WITCO CORPORATION

                                INDEX TO EXHIBITS


   EXHIBIT      DESCRIPTION
   NO.

   -----------  -------------------------------------------------------

      10(i)     Amendment No. 1 to Credit Agreement dated March 31, 1999
      15        Letter re unaudited interim financial information
      27        Financial Data Schedule