Form 10-Q
period 1999-06-30
WITCO CORP
filed 1999-08-13
CIK 107889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


                          Commission File Number 1-4654
                                                 ------

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

                                YES   X      NO
                                    -----       -----


The number of shares of common stock outstanding is as follows:

         Class                                      Outstanding at July 31, 1999
         -----                                      ----------------------------
Common Stock - $5 par value                                  57,641,916

                                WITCO CORPORATION

                                    FORM 10-Q
                  For the quarterly period ended June 30, 1999


                                    CONTENTS                                     PAGE
                                    --------                                     ----
PART I.    FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Condensed consolidated balance sheets at June 30, 1999 (unaudited)
           and December 31, 1998                                                    2

           Condensed consolidated statements of income (unaudited) for the three
           and six months ended June 30, 1999 and 1998                              3

           Condensed consolidated statements of cash flows (unaudited) for the
           six months ended June 30, 1999 and 1998                                  4

           Notes to condensed consolidated financial statements (unaudited)         5

           Independent accountants' report on review of interim financial
           information                                                              9

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                     10

 Item 3.   Quantitative and Qualitative Disclosure of Market Risk                  17


PART II.   OTHER INFORMATION

 Item 1.   Legal Proceedings                                                       18

 Item 4.   Submission of Matters to Vote on Security Holders                       19

 Item 6.   Exhibits and Reports on Form 8-K                                        20

 Signatures                                                                        21

 Index to Exhibits                                                                 22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except per share data)


                                                                           June 30,                        December 31,
                                                                             1999                            1998 (a)
                                                                       -----------------                 ----------------
                                                                         (Unaudited)

ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                           $   22,395                        $   36,986
     Accounts and notes receivable-net                                      288,951                           324,738
     Inventories
       Raw materials and supplies                            49,273                            53,024
       Finished goods                                       196,847         246,120           202,501         255,525
                                                           --------                          --------
     Deferred income taxes                                                   35,364                            42,533
     Prepaid                                                                 16,879                            20,836
                                                                         ----------                        ----------
         TOTAL CURRENT ASSETS                                               609,709                           680,618
                                                                         ----------                        ----------
   PROPERTY, PLANT, AND EQUIPMENT -
     less accumulated depreciation
     of $801,882 and $813,311                                             1,002,079                           961,703

   GOODWILL AND OTHER INTANGIBLE ASSETS -
     less accumulated amortization of $161,457
     and $151,472                                                           595,608                           611,943
   DEFERRED INCOME TAXES                                                          -                             7,605
   DEFERRED COSTS AND OTHER ASSETS                                           99,770                            77,000
                                                                         ----------                        ----------
         TOTAL ASSETS                                                    $2,307,166                        $2,338,869
                                                                         ==========                        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Notes and loans payable                                             $  286,243                        $  201,437
     Accounts payable and other current liabilities                         394,955                           433,154
                                                                         ----------                        ----------
       TOTAL CURRENT LIABILITIES                                            681,198                           634,591
                                                                         ----------                        ----------
   LONG-TERM DEBT                                                           677,334                           688,192
   DEFERRED INCOME TAXES                                                     12,868                                 -
   DEFERRED CREDITS AND OTHER LIABILITIES                                   323,384                           358,263
   SHAREHOLDERS' EQUITY
     $2.65 Cumulative Convertible Preferred Stock,
       par value $1 per share: authorized - 14 shares,
       issued and outstanding - 6 shares                                          6                                 6
     Common Stock, par value $5 per share:
       authorized - 100,000 shares, issued - 57,662
       shares and 57,632 shares                                             288,311                           288,163
     Capital in excess of par value                                         161,579                           161,267
     Accumulated other comprehensive loss                                   (49,905)                          (14,884)
     Restricted stock programs                                               (1,509)                           (1,613)
     Retained earnings                                                      214,388                           225,310
     Treasury stock, at cost - 18 shares and 12 shares                         (488)                             (426)
                                                                         ----------                        ----------
       TOTAL SHAREHOLDERS' EQUITY                                           612,382                           657,823
                                                                         ----------                        ----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $2,307,166                        $2,338,869
                                                                         ==========                        ==========

(a) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (in thousands except per share data)


                                                       THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                        1999                 1998                 1999                  1998
                                                  -------------------------------------     ---------------------------------------
Net Sales                                             $493,842             $504,302             $974,433             $1,011,676

Cost of Goods Sold                                     369,955              377,567              734,502                757,787
                                                  -----------------    ----------------     ----------------     ------------------
Gross Profit                                           123,887              126,735              239,931                253,889

Operating Expenses
     Selling expense                                    25,840               25,973               50,968                 51,685
     General and administrative expenses                37,036               35,913               76,466                 69,945
     Research and development                           16,521               18,314               35,633                 36,199
     Other expenses (income) - net                       4,788                5,721                6,310                  6,741
       Restructuring charges                               522                2,781                3,204                  5,043
                                                  -----------------    ----------------     ---------------      ------------------
              Total Operating Expenses                  84,707               88,702              172,581                169,613
                                                  -----------------    ----------------     ---------------      ------------------
Operating Income                                        39,180               38,033               67,350                 84,276

Other Expense (Income) - Net
     Interest expense                                   15,429               12,002               28,291                 23,992
     Interest income                                      (785)              (1,374)              (1,801)                (2,694)
     Other expense - net                                   800                  674                1,373                  1,595
                                                  -----------------    ----------------     ---------------      ------------------

Income before Income Taxes                              23,736               26,731               39,487                 61,383

Income Taxes                                            10,919               11,574               18,164                 25,781
                                                  -----------------    ----------------     ---------------      ------------------

Net Income                                            $ 12,817             $ 15,157             $ 21,323             $   35,602
                                                  =================    ================     ===============      ==================

Net Income Per Common Share: Basic                        $.22                 $.26                  $.37                  $.62
                                                  =================    ================     ===============      ==================

Weighted Average Number of Common Shares:
   Basic                                                57,570               57,528               57,565                 57,485
                                                  =================    ================     ===============      ==================
Net Income Per Common Share: Diluted                      $.22                 $.26                  $.37                  $.61
                                                  =================    ================     ===============      ==================
Weighted Average Number of Common Shares:
   Diluted                                              57,744               58,052               57,739                 58,173
                                                  =================    ================     ===============      ==================
Dividends declared                                        $.28                 $.28                 $.56                   $.56
                                                  =================    ================     ===============      ==================


See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                      Six Months Ended
                                                                          June 30,
                                                               -------------------------------
                                                                   1999             1998
                                                               -------------    --------------
                                                                       (In thousands)

NET CASH USED IN OPERATING ACTIVITIES                            $ (30,319)       $ (48,086)
                                                               -------------    --------------

INVESTING ACTIVITIES

    Expenditures for property, plant, and equipment               (126,022)        (121,592)
    Proceeds from dispositions                                       2,707           26,448
    Other investing activities                                           -            6,256
                                                               -------------    --------------
       Net Cash Used in Investing Activities                      (123,315)         (88,888)
                                                               -------------    --------------

FINANCING ACTIVITIES

    Proceeds from borrowings                                       876,174          166,790
    Payments on borrowings                                        (791,851)         (62,403)
    Proceeds from the sale of account receivable                    90,000                -
    Dividends paid                                                 (32,245)         (32,219)
    Proceeds from exercise of stock options                              -            3,893
                                                               -------------    --------------
       Net Cash Provided By Financing Activities                   142,078           76,061
                                                               -------------    --------------

Effects of Exchange Rate Changes on Cash and Cash Equivalents       (3,035)            (503)
                                                               -------------    --------------

DECREASE IN CASH AND CASH EQUIVALENTS                              (14,591)         (61,416)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    36,986           96,383
                                                               -------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 22,395        $  34,967
                                                               =============    ==============


See accompanying notes.

                   WITCO CORPORATION AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE A - Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The condensed consolidated financial statements at June 30, 1999, and for the three and six month periods ended June 30, 1999 and 1998, have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by independent accountants Ernst & Young LLP, and their report is included herein.


NOTE B - New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives be recorded on the balance sheet as an asset or liability measured at its fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the changes in fair market value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair market value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on its earnings and financial position. Since the standard allows certain foreign currency transactions to be accounted for as hedges for financial reporting purposes that were not previously treated as hedges, the Company may change its policies towards the management of certain foreign currency exposures. Any changes that may occur would be to further reduce the Company's exposure to foreign currency risks. In June 1999, the FASB approved the deferral of SFAS No. 133 for one year. Therefore, the Company is required to adopt the provisions of SFAS No. 133 by January 1, 2001, however, early application is permitted as of the beginning of any preceding fiscal quarter.


NOTE C - Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and six month periods ended June 30, 1999 and 1998 are as follows:

                                                        Three Months Ended                   Six Months Ended
(in thousands of dollars)                                    June 30,                            June 30,
                                                  -------------------------------    ---------------------------------
                                                      1999             1998              1999               1998
                                                  -------------    --------------    --------------    ---------------

Net income                                           $ 12,817          $15,157           $ 21,323          $35,602
Foreign currency translation adjustments              (13,233)           1,256            (35,021)          (3,920)
                                                  -------------    --------------    --------------    ---------------
Comprehensive income (loss)                          $   (416)         $16,413           $(13,698)         $31,682
                                                  ==============   ===============    =============    ===============


The components of accumulated other comprehensive loss, net of related tax, at June 30, 1999 and December 31, 1998 are as follows:

(in thousands of dollars)                         1999           1998
                                              -------------  -------------

Foreign currency translation adjustments         $(47,862)      $(12,841)
Pension - minimum liability adjustments            (2,043)        (2,043)
                                              -------------  -------------
Accumulated other comprehensive loss             $(49,905)      $(14,884)
                                              =============  =============


                                       5






NOTE D - Effective Tax Rate

The effective tax rate of 46.0% for the three and six month periods ended June
30, 1999 and 43.3% and 42% for the three and six month periods ended June 30, 1998, respectively, as compared to the federal statutory tax rate of 35%, is primarily the result of state income taxes, goodwill amortization which is not deductible for income tax purposes and the effect of the mix between domestic and foreign earnings. The 4% increase in the tax rate as of June 30,1999 as compared to June 30, 1998 is mainly due to the effect of non-deductible amortization costs on reduced earnings.


NOTE E - Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted EPS computations:


(in thousands of dollars and shares, except per                Three Months Ended                Six Months Ended
common share amounts)                                               June 30,                         June 30,
                                                           ----------------------------    -----------------------------
                                                              1999            1998            1999             1998
                                                           ------------    ------------    ------------    -------------
Numerator:
----------
Net income                                                   $12,817         $15,157         $21,323         $35,602
Preferred stock dividends                                         (4)             (4)             (8)             (8)
                                                           ------------    ------------    ------------    ------------
   Numerator for basic earnings per share - income
     available to common shareholders                         12,813          15,153          21,315          35,594
Effect of dilutive securities:
   Preferred stock dividends                                       4               4               8               8
                                                           ------------    ------------    ------------    ------------
   Numerator for diluted earnings per share - income
     available to common shareholders after assumed
     conversions                                             $12,817         $15,157         $21,323         $35,602
                                                           ============    ============    ============    ============

Denominator:
------------
Denominator for basic earnings per share -
   weighted-average shares                                    57,570          57,528          57,565          57,485
Effect of dilutive securities:
   Employee stock options                                          -             345               -             508
   Cumulative convertible preferred stock                         99             102              99             103
   Restricted shares                                              75              77              75              77
                                                           ------------    ------------    ------------    ------------
Dilutive potential common shares                                 174             524             174             688
                                                           ------------    ------------    ------------    ------------
Denominator for diluted earnings per share - adjusted
   weighted -average shares and assumed conversions           57,744          58,052          57,739          58,173
                                                           ============    ============    ============    ============
Basic Earnings Per Share                                        $.22            $.26            $.37            $.62
                                                           ============    ============    ============    ============
Diluted Earnings Per Share                                      $.22            $.26            $.37            $.61
                                                           ============    ============    ============    ============


NOTE F - Litigation and Environmental

The Company is a potentially responsible party (PRP) or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the Company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of June 30, 1999, the Company was a PRP, or a defendant, in connection with 62 sites at which it is likely to incur environmental response costs as a result of actions brought against the Company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act (CERCLA), the federal Resource Conservation and Recovery Act (RCRA) or similar state or local laws. With 28 exceptions, all of these sites involve one or more other PRPs, and in most cases there are numerous other PRPs in addition to the Company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

At June 30, 1999, the Company's reserves for environmental remediation and compliance costs amounted to $110,295, reflecting the Company's estimate of the costs to be incurred over an extended period of time in respect of those matters which are reasonably estimable. At June 30, 1999, $90,436 of the reserves are included in Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets. The Company believes it has provided adequate reserves for these commitments.

The Company is a defendant in four similar actions arising out of the Company's involvement in the polybutylene resin manufacturing business in the 1970's. Three of the following cases are currently pending in California state courts and one is pending in Texas state court. East Bay Municipal Utility District v. Mobil Oil Corporation, et al., filed in November 1993, and pending in Superior Court for the County of San Mateo, California; Alameda County Water District v. Mobil Oil Corporation, et al., filed in April 1996, and Marin Municipal Water District v. Shell Oil Company, et al., filed in May 1996, both pending in Superior Court for the County of San Mateo; and City of Austin v. Shell Oil Company, et al., filed in June 1996, and pending in the District Court of Travis County, Texas. The actions generally allege that the Company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations in the California and Texas actions include breach of the California Unfair Practices Act and the Texas Deceptive Practices Act, respectively; breach of warranty, fraud and strict liability. It is possible that the Company may be named as a defendant in future actions arising out of its past involvement in the polybutylene resin manufacturing business.

The Company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position or liquidity. However, the Company's results of operations or cash flows could be materially affected in future periods by the resolution of these contingencies.


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

                                           Three Months Ended           Six Months Ended
(in thousands of dollars)                       June 30,                    June 30,
                                           1999         1998           1999         1998
                                         ---------------------       -----------------------
Net sales
     Polymer Chemicals                   $118,772     $124,691       $232,303     $  248,694
     OrganoSilicones                      113,442      112,511        226,056        224,199
     Performance Chemicals                174,813      173,572        339,803        351,170
     Oleochemicals & Derivatives           86,815       93,528        176,271        187,613
                                         ---------    ---------     ---------    -----------
         Total net sales                 $493,842     $504,302       $974,433     $1,011,676
                                         =========    =========     =========    ===========
Operating income
     Polymer Chemicals                    $12,750     $ 14,572       $ 20,831     $   32,450
     OrganoSilicones                       14,333       12,033         27,285         23,830
     Performance Chemicals                 15,334       17,002         28,558         36,996
     Oleochemicals & Derivatives            2,451        1,978          6,218          1,984
                                         ---------    ---------     ---------    -----------
         Total segment operating income    44,868       45,585         82,892         95,260
     Corporate and unallocated             (5,688)      (7,552)       (15,542)       (10,984)
                                         ---------    ---------     ---------    -----------
         Operating income                  39,180       38,033         67,350         84,276
Other expense - net                          (800)        (674)        (1,373)        (1,595)
Interest expense - net                    (14,644)     (10,628)       (26,490)       (21,298)
                                         ---------    ---------     ---------    -----------
         Income before income taxes      $ 23,736     $ 26,731       $ 39,487     $   61,383
                                         =========    =========     =========    ===========

Note H - Accounts Receivable Program

On June 10, 1999, the Company entered into a three-year receivables sale agreement to sell up to $150 million of its trade accounts receivable. This agreement provides the Company with an alternate source of financing. At June 30, 1999, $90 million of trade accounts receivable had been sold. The sales of trade accounts receivable are reflected as a reduction in accounts and notes receivable-net in the Condensed Consolidated Balance Sheets and the proceeds are included in cash flows from financing activities in the accompanying Condensed Consolidated Statements of Cash Flows. The proceeds from the sale of the trade accounts receivable were used to reduce short-term debt.

The discount and fees under this agreement are based on variable rates which approximated 5.10% at June 30, 1999 plus certain administrative costs typical in such transactions. In addition, the Company receives compensation for servicing the sold receivables that approximates to the cost of servicing the trade accounts receivable.


Note I - Other Matters

The six month period ended June 30, 1999 includes a gain of $2,200 ($1,342 after-tax or $.02 per common share - diluted) for additional proceeds received on the 1998 disposition of the company's SACI Anti-Corrosion Coatings business.

The three and six month periods ended June 30, 1998 include a gain of $362 ($221 after-tax; with no per common share effect) on the disposition of the Company's epoxy systems and adhesives business. Additionally, the six month period ended June 30, 1998 includes a gain of $4,484 ($2,466 after-tax or $.04 per common share - diluted) as a result of the disposition of an investment.

The restructuring charge of $522 ($318 after-tax or $.01 per common share - diluted) for the three month period ended June 30, 1999 primarily relates to costs associated with the company's global systems implementation. The restructuring charge of $3,204 ($1,954 after-tax or $.03 per common share - diluted) for the six month period ended June 30, 1999 includes severance and related costs of $1,710 and other costs primarily associated with the company's global systems implementation. During the six month period ended June 30, 1999, the Company made cash payments against the restructuring accruals of approximately $10,107 related principally to severance and other costs.

The restructuring charges of $2,781 ($1,696 after-tax or $.03 per common share - diluted) and $5,043 ($3,076 after-tax or $.02 per common share - diluted) for the three and six month periods ended June 30, 1998, respectively, primarily relate to expenditures for equipment at sites previously identified for closure, which otherwise would have been capitalized, and costs associated with the Company's global systems implementation. During the six month period ended
June 30, 1998, the Company made cash payments against the restructuring accruals of approximately $11,290 related principally to severance and other costs.

On June 1, 1999, the Company announced that its Board of Directors approved a merger agreement with Crompton and Knowles Corporation (C&K). A special shareholder's meeting has been scheduled on September 1, 1999 for the purpose of voting on the merger proposal. Following shareholder approval of the merger and closing of the transaction, each share of common stock of the Company will be exchanged for 0.9242 shares of common stock of the new company to be named CK Witco Corporation (CK Witco). CK Witco will be approximately 55% owned by current shareholders of C&K and approximately 45% owned by current shareholders of the Company. The merger will be treated as a purchase and C&K will be treated as the acquirer for accounting purposes.

On June 23, 1999, the Company announced an agreement to sell a significant portion of the assets and liabilities of its Oleochemicals and Derivatives business. The sale is scheduled to be completed on or about August 31, 1999.

                     Independent Accountants' Review Report


The Board of Directors
Witco Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Witco Corporation and Subsidiary Companies as of June 30, 1999, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


Stamford, Connecticut
August 11, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL RESOURCES

Net cash used in operating activities was $30.3 million for the six month period ended June 30, 1999 as compared to $48.1 million for the same period of 1998. The decrease in cash used in operating activities is mainly due to a decrease in working capital requirements, primarily due to the timing of payments associated with the 1996 restructuring plan and other initiatives, partially offset by a decrease in net sales.

Net cash provided by financing activities increased $66 million to $142.1 million for the six month period ended June 30, 1999 as compared to the same period of 1998. This increase is primarily the result of the sale of $90 million of trade accounts receivable under a receivable sale agreement entered into by the Company to diversify its sources of financing.

Total debt increased $73.9 million to $963.6 million at June 30, 1999 as compared to December 31, 1998. The increase in total debt, coupled with the proceeds from the sale of $90 million of trade accounts receivable, was used primarily to finance capital expenditures and other costs associated with the 1996 restructuring plan and other initiatives and the Company's global systems implementation.

The Company has a revolving credit agreement with various banks in the amount of $500 million, $260 million of which was outstanding at June 30, 1999. In addition, the Company has access to short-term uncommitted facilities based on current money market interest rates. As of June 30, 1999, the Company had $21.6 million outstanding on these uncommitted facilities. The Company also has, through certain of its international subsidiaries, arrangements with various banks for lines of credit in the amount of $29.3 million, of which $4.1 million was utilized as of June 30, 1999. The Company plans to utilize the credit agreement, uncommitted facilities and lines of credit periodically for its operating requirements and planned capital investment program. Based upon the existing covenants under the Company's revolving credit agreement, the Company could have borrowed up to an additional $160.9 million on its various borrowing arrangements as of June 30, 1999. On March 31, 1999, the Company amended its revolving credit agreement to delay the implementation of a more restrictive financial covenant from April 1, 1999 to January 1, 2000.

On January 13, 1999, the Company announced the next phase of its strategic plan, which includes the divestiture of a significant portion of the assets and liabilities of its Oleochemical and Derivatives business (ODG). The proceeds from the divestiture of ODG, which is scheduled to be completed on or about August 31, 1999, will be used primarily to reduce short-term debt. In addition, the Company will focus its resources on its market leadership, high growth businesses. The Company also plans to reduce its non-manufacturing operating expenses, including costs related to the corporate infrastructure. On April 28, 1999, the Company's Board of Directors approved the 1999 Early Retirement Opportunity (1999 ERO) as part of its strategic plan. This is a voluntary program, that will provide enhanced retirement benefits to certain U.S. based employees. Certain U.S. based employees as of May 1, 1999 may be eligible for the 1999 ERO if they will be at least 50 years old and will have at least five years of vesting service as of December 31, 1999. The impact the 1999 ERO will have on the Company's earnings and financial position will not be known until participation in the program has been determined.

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

RESTRUCTURING CHARGES

For information regarding restructuring charges, see Note I of the Notes to Condensed Consolidated Financial Statements.

CAPITAL INVESTMENTS AND COMMITMENTS

Capital expenditures for the first six months of 1999 amounted to $126 million as compared to $121.6 during the same period of 1998. Capital expenditures during the first six months of 1999 were primarily related to the 1996 restructuring plan and other initiatives and the Company's global systems implementation. The Company expects capital expenditures to be slightly above $200 million for the year.

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

In connection with the Company's 1996 restructuring plan and other initiatives, the Company began a worldwide business process redesign and implementation project (Project EDGE). It is anticipated that the new systems implemented as part of Project EDGE, which are Year 2000 compliant, will replace substantially all of the Company's existing information technology (IT) business application systems. All other IT business application systems, which are not part of Project EDGE, and all non-IT systems and equipment (collectively non-EDGE) will be made compliant through the efforts of internal resources and third-party vendors. In order to assess the readiness of its EDGE and non-EDGE systems and equipment with the Year 2000 issue, the Company has completed an inventory of hardware, software, process control equipment and monitoring devices for plants, safety systems and other non-IT systems and equipment. Regarding both the EDGE and non-EDGE projects, the Company has completed the awareness and the assessment phases, is 70 percent complete with respect to the repair/replacement phase and is 60 percent complete with respect to each of the testing and implementation phases. Completion of the repair/replacement, testing and implementation phases is expected during the third quarter of 1999, with the exception of the Asia/Pacific region, where we are updating our existing business systems, the repair/replacement, testing and implementation phases will be completed in the fourth quarter of 1999.

The Company has identified critical raw material suppliers, service providers and major customers and has initiated communications with these third parties in an effort to assess their plans and progress in addressing the Year 2000 issue. The Company has completed its initial evaluation of critical raw material suppliers and service providers, and is 90 percent complete with respect to major customers. The Company has identified approximately 170 high-impact suppliers whose failure to deliver raw materials could cause disruption to operations and a loss of business. The Company has obtained information from key service providers with respect to their Year 2000 readiness and has considered their Year 2000 compliance status such that long-term disruptions in the services provided are not anticipated at this time. The Company has also surveyed its major customers regarding their Year 2000 compliance status and is in the process of reviewing the results of these surveys. The Company will closely monitor the Year 2000 readiness of its high-impact suppliers, key service providers and major customers throughout 1999.


Costs

The total costs associated with Project EDGE and non-EDGE systems and equipment are expected to range from $123-$127 million (including $107-$110 million of capital expenditures), of which $106 million has been incurred ($90.5 million capitalized and $15.5 million expensed) to date. Expenditures of $28.3 million were made during the first half of 1999 ($27.4 million capitalized and $.9 million expensed). Substantially all of these costs are associated with Project EDGE. The costs associated with the third-party evaluation initiative are not expected to be significant.


Risks and Contingency Plans

The Company has ascertained that failure to alleviate the Year 2000 issues within its EDGE and non-EDGE projects could result in possible system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, produce products and engage in similar normal business activities, with a corresponding impact on the Company's results of operations. The Company has completed its initial contingency plans for its critical EDGE and non-EDGE activities, which involve, among other actions, manual and/or external processing and building inventories. Reviews and revisions of such plans will be made throughout 1999 as circumstances warrant.

To the extent that the operations of critical raw material suppliers, service providers, and major customers are impacted by their failure to address their Year 2000 issues, such disruption may have a direct impact on the Company's results of operations. Contingency plans are being developed and will include, but will not be limited to, building inventories, switching suppliers, managing production levels and finding alternate methods of transportation. The Company is 90 percent complete with respect to the development of its third-party contingency plans, with preliminary plans for raw material suppliers and service providers already completed. Reviews and revisions of such plans will be made throughout 1999 as circumstances warrant.

The Company is confident that the Year 2000 issues will be resolved by the implementation of the EDGE and non-EDGE projects and the completion of the third-party initiative. If the measures associated with the EDGE and non-EDGE projects, as well as the efforts associated with critical raw material suppliers, service providers, and major customers, were to fail, the contingency plans will be implemented. The amount of potential liability and lost revenue associated with the failure to alleviate the Year 2000 issues or implement appropriate contingency plans cannot be reasonably estimated at this time.

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

RESULTS OF OPERATIONS

Second quarter 1999 net sales of $493.8 million were $10.5 million, or 2 percent, lower than the same quarter of the prior year. The decline was mainly due to an unfavorable product sales mix and an adverse effect on net sales of approximately $8 million attributable to the comparatively stronger US dollar. The negative impact of these factors was partially offset by a 2 percent increase in volume.

Net income for the second quarter of 1999 was $12.8 million compared to $15.1 million for the corresponding quarter of 1998. The $2.3 million decline was primarily due to higher net interest expense resulting from increased short-term borrowing, the above mentioned shortfall in net sales and higher depreciation expense. These unfavorable factors were partially offset by a reduction in performance based compensation costs and lower restructuring charges.

Net sales for the six months ended June 30, 1999 of $974.4 million were $37.2 million, or 4 percent, below the corresponding period of 1998. The shortfall in revenue was primarily the result of an unfavorable product sales mix. A 1 percent decrease in volume and an adverse effect on net sales of approximately $7 million attributable to the comparatively stronger US dollar added to the decline.

For the six months ended June 30, 1999, net income was $21.3 million compared to $35.6 million for the same period of 1998. The lower earnings were mainly the result of the above mentioned decline in net sales. An increase in general and administrative expenses, including costs attributable to business process improvement initiatives, and higher net interest and depreciation expenses added to the shortfall. A reduction in performance based compensation costs and lower restructuring charges partially offset the adverse effect of these negative factors.

SEGMENT INFORMATION

Segment net sales and operating income for the second quarter and six months of 1999 and 1998 are set forth in the following table.

                                               Three Months Ended June 30,           Six Months Ended June 30,
(Unaudited - millions of dollars)                 1999              1998             1999               1998
-------------------------------------------- ----------------------------------   ---------------------------------

-------------------------------------------- ---------------   ----------------   ----------------   --------------
Net sales
     Polymer Chemicals                            $ 118.8          $  124.7              $ 232.3         $  248.7
     OrganoSilicones                                113.4             112.5                226.0            224.2
     Performance Chemicals                          174.8             173.6                339.8            351.2
     Oleochemicals & Derivatives                     86.8              93.5                176.3            187.6
-------------------------------------------- ---------------   ----------------   ----------------   -------------
         Net sales                                $ 493.8          $  504.3              $ 974.4         $1,011.7
-------------------------------------------- ---------------   ----------------   ----------------   -------------

Operating income:
     Polymer Chemicals                            $  12.8          $   14.6              $  20.8         $   32.5
     OrganoSilicones                                 14.3              12.0                 27.3             23.8
     Performance Chemicals                           15.3              17.0                 28.6             37.0
     Oleochemicals & Derivatives                      2.5               2.0                  6.2              2.0
     Corporate and unallocated                       (5.7)             (7.6)               (15.5)           (11.0)
-------------------------------------------- ---------------   ----------------   ----------------   -------------
       Operating income                           $  39.2          $   38.0              $  67.4         $   84.3
-------------------------------------------- ---------------   ----------------   ----------------   -------------

POLYMER CHEMICALS

Polymer Chemicals' net sales for the second quarter of 1999 of $118.8 million were $5.9 million, or 5 percent, lower than the second quarter of 1998. The reduction was mainly attributable to the 1998 swap of businesses with Ciba Specialty Chemicals, which involved the receipt of a PVC heat stabilizers business that had comparatively higher sales prices but substantially lower volume than the epoxy systems and adhesives business exchanged. The comparatively stronger US dollar also adversely affected current quarter net sales.

Current quarter operating income of $12.8 million was $1.8 million, or 13 percent, below the same period of 1998. The decrease was primarily the result of the above mentioned reduction in net sales and higher fixed costs attributable to asset consolidation initiatives and the Ciba swap.

Net sales of $232.3 million for Polymer Chemicals for the first six months of 1999 declined $16.4 million, or 7 percent, from the same period of 1998. This shortfall was primarily the result of a 12 percent decline in volume, partially offset by a more favorable product sales mix. The swap of businesses with Ciba Specialty Chemicals, in which the business received had comparatively higher sales prices but substantially lower volume than the business swapped, was the primary factor causing both the decline in volume and improved product mix. Also contributing to the lower volume were product rationalization and weaker demand for marine antifouling coatings in Asia.

Operating income for Polymer Chemicals for the first six months of 1999 was $20.8 million, which was $11.7 million, or 36 percent, less than the same period of the prior year. This decline was primarily due to the lower sales volume mentioned above, higher fixed costs attributable to asset consolidation initiatives and the Ciba swap, and additional costs associated with the February 1999 fire at the Bergkamen, Germany facility.

ORGANOSILICONES

Second quarter 1999 net sales of $113.4 million for OrganoSilicones increased $.9 million, or 1 percent, from the same period of 1998. The increase was mainly attributable to a 2 percent increase in volume, partially offset by the adverse effect of the strengthening US dollar versus most currencies, principally the Brazilian Real.

Operating income for the second quarter of 1999 of $14.3 million was $2.3 million, or 19 percent, ahead of the same quarter of 1998. The increase was primarily due to an improvement in margins associated with the increase in sales of specialty versus commodity products within the Specialty Fluids business and the comparatively weaker US dollar compared to the Japanese Yen.

Net sales for OrganoSilicones for the six months ended June 30, 1999 of $226.0 million were 1 percent ahead of the same period of 1998. The increase of $1.8 million was driven by a 2 percent increase in volume, the impact of which was partially offset by the comparatively stronger US dollar versus most currencies, primarily the Brazilian Real.

OrganoSilicones' operating income for the first six months of 1999 rose $3.5 million, or 15 percent, to $27.3 million compared to the corresponding period of 1998. The increase was mainly due to improved margins attributable to higher specialty versus commodity product sales and greater operating efficiencies, and the above mentioned increase in shipment volume.

PERFORMANCE CHEMICALS

Performance Chemicals' second quarter 1999 net sales of $174.8 million were $1.2 million, or 1 percent, greater than 1998. The segment benefited from increased volume in the paraffinic white oils business resulting from the arrangement entered into with Petro-Canada Lubricants in late 1998. A vast majority of the revenue attributable to the higher volume was offset by competitive pricing pressures in certain markets, the adverse impact of the stronger US dollar and the absence of sales associated with the July 1998 sale of the SACI Anti-Corrosion Coatings business.

Operating income for the second quarter of 1999 of $15.3 million was $1.7 million, or 10 percent, lower than the second quarter of 1998. The major factors that contributed to the decrease in operating income were the above mentioned competitive pricing pressures and higher costs associated with business process improvement initiatives.

For the first six months of 1999, Performance Chemicals reported net sales of $339.8 million, a decrease of $11.3 million, or 3 percent, compared to the same period of the prior year. The reduction was mainly attributable to weakness and competitive pricing pressure in certain markets, the absence of sales associated with the July 1998 disposition of the SACI business and the adverse impact of the comparatively stronger US dollar. Partially offsetting these unfavorable factors was additional volume associated with the arrangement entered into with Petro-Canada Lubricants in late 1998.

Performance Chemicals' current year operating income of $28.6 million, which included a $2.2 million non-recurring gain from the 1998 disposition of the SACI business, was $8.4 million, or 23 percent, less than the corresponding period of 1998. This decrease was driven by the above mentioned revenue shortfall, additional costs attributable to fires at the segment's Petrolia, Pennsylvania facility and at Petro-Canada's refinery, and higher costs attributable to business process improvement initiatives.

OLEOCHEMICALS AND DERIVATIVES

Net sales for Oleochemicals and Derivatives for the second quarter of 1999 of $86.8 million were $6.7 million, or 7 percent, lower than the same quarter of 1998. This reduction was primarily attributable to a volume decline of 6 percent in low margin products. The comparatively stronger US dollar and lower prices related to formula sales contracts that are based on raw material prices, which were lower in the second quarter of 1999 compared to the same quarter of the prior year, also contributed to the decrease in net sales.

Oleochemicals and Derivatives' operating income for the second quarter of 1999 was $2.5 million compared to $2.0 million for the same period of 1998. Despite lower net sales, operating income rose $.5 million primarily due to a reduction of operating expenses and an improved product sales mix including increased sales of refined glycerin due to the installation of a new glycerin still.

Oleochemicals and Derivatives' net sales for the six months ended June 30, 1999 were $176.3 million, a decrease of $11.3 million or 6 percent compared to the same six months of 1998. This decrease was primarily attributable to a 6 percent decline in volume of low margin products. Also adding to the shortfall were lower prices attributable to formula sales contracts based on lower raw material prices.

Operating income for the six months ended June 30, 1999 was $6.2 million, an increase of $4.2 million from the comparable 1998 period. The increase was a result of reduced operating expenses, lower raw material costs and product mix improvements which included increased sales of refined glycerin due to the installation of a new glycerin still.

OUTLOOK

During the balance of 1999, the Company will continue to implement the next phase of its strategic plan, focusing its resources on its market leadership, high growth businesses: Polymer Chemicals, OrganoSilicones, and Industrial Specialties. Refined Products, a lower growth but market leadership business, will continue as an important part of the Company's portfolio providing cash generation. The Company intends to complete the divestiture of a significant portion of the assets and liabilities of its Oleochemicals and Derivatives business (ODG) to Th Goldschmidt AG and SKW Trostberg AG during August 1999. The proceeds from this transaction will be used primarily to reduce short-term debt.

In connection with these portfolio changes, the Company also plans to reduce non-manufacturing operating expenses, including costs related to corporate infrastructure, consistent with the restructuring of the portfolio and change in business emphasis. During the second quarter, an Early Retirement Opportunity
(ERO) was offered to qualifying employees. The impact the 1999 ERO will have on the Company's earnings and financial position will not be known until participation in the program has been determined. It is anticipated the ERO will result in additional restructuring charges during 1999, and reduced operating costs in 1999 and beyond. As plans to achieve other reductions are better defined, additional restructuring charges will be taken at various times during 1999 to provide for the costs of transitioning to the new business support structure. As volume and revenue increase during the year and combine with the leverage present in the cost structure, the benefits of the restructuring efforts will begin to become visible in the Company's earnings.

Although during the first half of 1999 the Company experienced sequential improvement in its businesses, and conditions in certain world regions seem to have stabilized, the Company believes 1999 will continue to be a difficult year and remains cautious about market and economic conditions for the remainder of the year. During

1999, the Company will complete the remaining elements of its three year restructuring program, while continuing its efforts to grow its business in the current environment.

Capital spending in 1998 was $281.6 million, the highest level of the three year restructuring plan, and is now expected to be slightly above $200 million during 1999. Total capital spending for the three year period ending in 1999 will exceed original estimates by approximately $83 million. This will result in significantly higher depreciation in 1999 and future years as compared to 1998. Total debt increased by approximately $74 million during the first half of 1999 to $963.6 million. During the second quarter of 1999, the company entered into a $90 million receivable sale agreement. The Company expects debt in the near term to continue at approximately this level, or to be slightly higher, excluding any proceeds that will be received as a result of the ODG transaction mentioned above.

In June, the Company announced the signing of a merger agreement with Crompton & Knowles Corporation. The resulting possibility of enhanced revenues through cross-selling of products and services has led the Company to withdraw its plans to divest its Petroleum Additives business. A special shareholders' meeting has been scheduled on September 1, 1999 for the purpose of voting on the merger proposal. Following shareholder approval of the merger and closing of the transaction, each share of common stock in the Company will be exchanged for
0.9242 shares of common stock of the new company to be named CK Witco Corporation. Completion of this merger will create a global specialty chemicals company with annual revenues of approximately $3.4 billion, on a 1998 pro forma basis, exclusive of businesses divested since the end of 1998, such as ODG.

CAUTIONARY STATEMENTS

Certain statements made in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section are "forward looking statements" that involve certain risks and uncertainties. The factors that could cause the actual results to differ materially from those presented herein include, without limitation, the cost and timing of the implementation of the Company's EDGE and non-EDGE projects, the ability of the Company to implement its EDGE and non-EDGE projects before the calendar year 2000, the timely response to and correction by third parties, suppliers and customers to address Year 2000 problems, the ability of the Company to assess and implement contingency plans to its EDGE and non-EDGE projects, the Company's ability to generate sufficient cash flows, the cost and timing of the implementation of certain capital improvements, the cost and timing associated with the cost savings initiatives, the Company's ability to effectively divest certain businesses and enter into other strategic alternatives and transactions regarding other businesses, including the successful completion of the Company's merger with Crompton and Knowles Corporation and its ability to maintain currently expected revenues following the merger, the amount of proceeds the Company receives as a result of any divestiture or other transaction, the ability of the Company to commercialize new products and bring them to the market place, the ability of the Company to improve its customer service and error free delivery rates, the ability of the Company to implement its sales initiatives, including, realizing cross-business group selling opportunities, account development and a process to track new opportunities, the cost of environmental remediation and compliance efforts, technological or competitive changes in any of the Company's businesses, the ability to reach agreement with third parties on planned business arrangements, the Company's ability to maintain price levels, changes in product mix, availability and pricing of raw materials, shifts in market demand, price and product competition, certain global and regional economic conditions and other factors listed from time to time in the Company's other Securities Exchange Commission filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Refer to the Market Risk and Risk Management Polices section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

PART II.    OTHER INFORMATION

ITEM 3.     Legal Proceedings

The Company is a potentially responsible party (PRP) or a defendant in a number of governmental (federal, state and local) and private actions associated with the release, or suspected release, of contaminants into the environment. As a PRP, the Company may be liable for costs associated with the investigation and remediation of environmental contamination, as well as various penalties and damages to persons, property and natural resources. As of June 30, 1999, the Company was a PRP, or a defendant, in connection with 62 sites at which it is likely to incur environmental response costs as a result of actions brought against the Company pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act (CERCLA), the federal Resource Conservation and Recovery Act (RCRA) or similar state or local laws. With 28 exceptions, all of these sites involve one or more other PRPs, and in most cases there are numerous other PRPs in addition to the Company. CERCLA, RCRA and the state counterparts to these federal laws authorize governments to investigate and remediate actual or suspected damage to the environment caused by the release, or suspected release, of hazardous substances into the environment, or to order the responsible parties to investigate and/or remediate such environmental damage.

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

The Company is a defendant in four similar actions arising out of the Company's involvement in the polybutylene resin manufacturing business in the 1970's. Three of the following cases are currently pending in California state courts and one is pending in Texas state court. East Bay Municipal Utility District v. Mobil Oil Corporation, et al., filed in November 1993, and pending in Superior Court for the County of San Mateo, California; Alameda County Water District v. Mobil Oil Corporation, et al., filed in April 1996, and Marin Municipal Water District v. Shell Oil Company, et al., filed in May 1996, both pending in Superior Court for the County of San Mateo; and City of Austin v. Shell Oil Company, et al., filed in June 1996, and pending in the District Court of Travis County, Texas. The actions generally allege that the Company and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations in the California and Texas actions include breach of the California Unfair Practices Act and the Texas Deceptive Practices Act, respectively; breach of warranty, fraud and strict liability. It is possible that the Company may be named as a defendant in future actions arising out of its past involvement in the polybutylene resin manufacturing business.

The Company is not a party to any legal proceedings, including environmental matters, which it believes will have a material adverse effect on its consolidated financial position or liquidity. However, the Company's results of operations or cash flows could be materially affected in future periods by the resolution of these contingencies.

ITEM 4.    Submission of Matters to Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on April 28, 1999, at the offices of the Company, One American Lane, Greenwich, Connecticut beginning at 10:30 a.m.

(b) At the Annual Meeting, the Company's shareholders elected three directors to serve a term expiring in 2002 as follows:

                                                                            Votes
                                                     -----------------------------------------------------
                                                              For                         Withheld
                                                     -----------------------       -----------------------
       Don L. Blankenship                                  53,482,093                     683,980
       Harry G. Hohn                                       53,407,846                     758,227
       Dan J. Samuel                                       53,395,272                     770,801
       Bruce F. Wesson                                     53,492,052                     674,021

Directors who did not stand for election and were previously elected to continue in office until the 2000 Annual Meeting are: Simeon Brinberg, William R. Grant, Richard M. Hayden and Nicholas Pappas. Directors who did not stand for election and were previously elected to continue in office until the 2001 Annual Meeting are: Bruce R. Bond, William G. Burns, E. Gary Cook, Louise Goeser and William Wishnick. Effective May 28, 1999, Louise Goeser resigned as a director of the Company.

(c) In addition to the election of directors, at the Annual Meeting the Company's shareholders:

      (i) Ratified the appointment of Ernst & Young LLP as the Company's independent auditors for 1999.

                                           Votes
      --------------------------------------------------------------------------------
                 For                       Against                    Abstain
      --------------------------   ------------------------    -----------------------
             54,080,357                    61,388                      24,328

ITEM 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

           10(i) Amendment, dated March 5, 1999, to the Witco Corporation Long-Term Incentive Plan

           10(ii) Amendment, dated May 31, 1999, to the Witco Corporation Long-Term Incentive Plan

           10(iii) Amendment, dated May 31, 1999, to the Supplemental Retirement
                   Plan of Witco Corporation

           10(iv) Amendment, dated May 31, 1999, to the Trust under the Supplemental Executive Retirement Plan of Witco Corporation and the Excess Benefit and Compensation Cap Plan of Witco Corporation

           10(v) Amendment, dated May 31, 1999, to the Witco Corporation Change in Control Severance Policy

           10(vi) Amendment, dated May 31, 1999, to the Witco Corporation Deferred Compensation Plan

           15      Letter re unaudited interim financial information

           27      Financial Data Schedule

           (b) Reports on Form 8-K

                   The Company filed Current Reports on Form 8-K and 8-K/A on June 4, 1999 and June 8, 1999, respectively, pertaining to the May 31, 1999 Merger Agreement and Plan of Reorganization and Stock Option Agreements which the Company entered into with Crompton & Knowles Corporation.

                   The Company filed a Current Report on Form 8-K on July 7, 1999 pertaining to a purchase agreement between the Company and Goldschmidt SKW Surfactants GmbH for the sale of the Company's Oleochemicals and Derivatives business.

                   The Company filed a Current Report on Form 8-K on August 4, 1999 which included the Company's press release of its second quarter results dated August 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WITCO CORPORATION
                                           (Registrant)


                                           /s/      BRIAN J. DICK
Date:    August 13, 1999                  ______________________________________
                                           Brian J. Dick
                                           Controller - Chief Accounting Officer


                                           /s/      CAMILLO J. DIFRANCESCO
Date:    August 13, 1999                  ______________________________________
                                           CAMILLO J. DIFRANCESCO
                                           Senior Vice President
                                              and Chief Financial Officer

                                WITCO CORPORATION

                                INDEX TO EXHIBITS


EXHIBIT NO.     DESCRIPTION
-----------     ----------------------------------------------------------------
10(i)           Amendment, dated March 5, 1999, to the Witco Corporation
                Long-Term Incentive Plan

10(ii)          Amendment, dated May 31, 1999, to the Witco Corporation
                Long-Term Incentive Plan

10(iii)         Amendment, dated May 31, 1999, to the Supplemental Retirement
                Plan of Witco Corporation

10(iv)          Amendment, dated May 31, 1999 to the Trust under the
                Supplemental Executive Retirement Plan of Witco Corporation and the Excess Benefit and Compensation Cap Plan of Witco
                Corporation

10(v) Amendment, dated May 31, 1999, to the Witco Corporation Change in Control Severance Policy

10(vi)          Amendment, dated May 31, 1999,  to the Witco Corporation
                Deferred Compensation Plan

15              Letter re unaudited interim financial information

27              Financial Data Schedule


                                       22




